Form 10KSB40
period 1999-12-31
CACTUS MULTIMEDIA I INC
filed 2000-03-30
CIK 1083941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-28645


                            CACTUS MULTIMEDIA I, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


                              Delaware                  65-0907796
                              --------                 -----------
                (State or Other Jurisdiction of     (I.R.S. Employer
                 Incorporation or Organization)    Identification No.)


            235 Lincoln Road, Suite 204, Miami Beach, Florida, 33139
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (305) 672-2700
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:


          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:


                         Common Stock, Par Value $.0001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (net loss) for its most recent fiscal year. $(22,267)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. None.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 25, 2000: 10,000,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)


Yes [ ]    No [X]

                                Table of Contents



PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4        Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters

Item 6.       Management's Discussion and Analysis

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits, Lists and Reports on Form 8-K

                                     PART I

Item 1.       Description of Business

Summary

         Our company, Cactus Multimedia I, Inc., is Delaware corporation. We are a development stage company that was incorporated on March 29, 1999 for the purpose of engaging in the business of Internet entertainment services and telecommunications. Since our inception, we have established and created our own web site, grown from three to more than 27 web address links and acquired banners from America Online.com and others. Our Internet website is "www.cactusmultimedia.com." We are currently negotiating with telephone switching networks, local exchange carriers (LECs) and information providers to form strategic alliances within the Internet and telecommunications industries.

Strategy

         We intend to become active in Internet entertainment services through the registration of several Internet broadcast channels through registration of Internet domains with InterNIC, an organization responsible for registration of Internet domains. Our short term projections are that Internet services will only account for a small percentage of our revenues. However, as the Internet becomes integrated with the standard home television and phone systems, we anticipate that a greater proportion of our revenues may be derived from this portion of the business.

         We also intend to engage in the development of proprietary software and services designed to support and facilitate our Internet services. The development in-house of such services as web design, programming and hosting, will allow for cost savings and a competitive edge. We intend to focus our development plans on areas integral to our service such as credit card processing, live video conferencing and on-demand video via the Internet. Development of more efficient and secure credit card processing through web interface user management, user fraud control, the ability to support multiple payments methods, fast database lookup and the ability to generate accurate financial and usage reports will enable us to streamline billing and provide a more secure environment for our customers. The development of enhanced live video conferencing and on-demand video through such methods as streaming technology and jpg push technology should allow us to provide our customers with superior video quality and greater access to the attractions featured on our web sites. The development of these services may also create the potential for a future profit center for us through sales of these services to third parties.

         We intend to generate a substantial amount of our business through aggressive acquisitions. Once we become established, we anticipate a significant amount of repeat business. We intend to advertise worldwide utilizing Internet traffic, banners, and click through programs. Advertising is paid for on a monthly basis, on a per click or hit basis, and can be traded for with other click through programmers. We anticipate that advertising will account for a substantial portion of our gross revenues.

         Telephone entertainment services are estimated to be a one billion dollar industry growing at 10% per year. Internet entertainment services, including live one-on-one interaction are currently estimated to be a three billion dollar industry growing at 100% per year. This growth is expected to further increase with the anticipated availability of Internet access on standard home televisions, and emerging world Internet markets. We intend to achieve our growth strategy through aggressive acquisitions of telephone and Internet opportunities.

         We have identified three elements as integral to the success of our telephone entertainment services:

         1. The telephone switching network which permits handling of the large volume of calls, including forwarding, billing, and collection.

         2. Agreements with LECs, which allow a company to contract for billing services directly through LECs. Such charges appear directly on the over 200 million telephone bills that local phone companies send out monthly.

         3. The ability to act as an information provider. This is the function of an advertising agency for an industry, including information creation, placement and tracking of advertising for providing services.

         There are numerous companies which are active in at least one of the three areas, but they either sell their service capability or information to third parties, or they purchase the additional services from another provider. We will attempt to become a low-cost provider in the telephone entertainment industry through vertical integration and carefully controlled expenses.

Anticipated Expenditures

         Our principal expense categories are research and development; and indirect costs, including general and administrative expenses.

         Currently, the heart of our business is research and development. We estimate that R & D expenses will amount to 41% to 42% of our expenses. Our indirect expenses, including general and administrative expenses should run between 13% and 19%.

         Since a substantial portion of our business is anticipated to be conducted over the telephone, the various telephone charges will make up a major expense. There are both direct costs of telephone line usage, which are based on actual time used, and additional charges for service, contract, accounting, and billing expenses. The actual usage, which is a variable expense related directly to time and therefore to revenue, is anticipated to be approximately 60% of the total telephone expense. The other charges will be primarily service related and are not significantly affected by usage. We anticipate that telephone expenses related directly to sales will be between 13% and 18%.

Competition

         Markets for the services we provide are characterized by intense competition and rapid change. The areas of telecommunications and Internet services are extremely competitive. Competition will continue to increase in the future as more companies enter the field of telephone and Internet services. Our competitors may be able to offer customers more competitive pricing or to adapt more quickly to new technologies and evolving customer requirements.

Employees

         As of the date of this filing, we employed one employee. We utilize the services of consultants and other outside sources in the areas of Internet, telecommunications, corporate and financial services. We plan to significantly expand our operations and, in connection with these operations will require other consultants and outside services.

Item 2.           Description of Our Property

         We have entered into a one year lease with 305-672-9200 Management, Inc. for its executive offices. These executive offices are located at 235 Lincoln Road, Suite 204, Miami Beach, Florida 33139. This lease is at a rate of $120.00 per year, payable annually, and is automatically renewable for an additional one year term. R S Schmitt, our sole director and officer, serves as president of 305-672-9200 Management.

Item 3.           Legal Proceedings

         We are not a party to any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

         We have not submitted any matters to a vote of our security holders.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         There is no public trading market for our securities.

         We have approximately 26 holders of record of our common stock.

         We have not declared any dividends on our common stock since our inception. We do not anticipate declaring any dividends in the foreseeable future. If we decide to pay dividends, our ability to pay dividends would be restricted by our financial ability to pay dividends and Delaware law.

         On March 29, 1999 we issued 9,000,000 shares of our common stock to R S Schmitt, our founder. These shares were valued at a nominal amount. We issued these shares relying upon the exemption from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

         Between April 1, 1999 and April 4, 1999, we completed a private offering of an aggregate of 1,000,000 shares of our common stock to 25 investors, all of whom were accredited, pursuant to the exemption from registration provided by Rule 504 of Regulation D under the Securities Act at an offering price of $.025 per share. Solicitations were made by R S Schmitt, our director and officer. These investors received a disclosure document and financial information concerning our company before they were sold securities.

         Of the 10,000,000 shares of our common stock outstanding as of December 31, 1999, 9,000,000 shares of our common stock are restricted securities as the term is defined under the Securities Act and must be held indefinitely unless subsequently registered under the Securities Act of 1933 or an exemption becomes available. An exemption which may become available in the future is Rule 144 adopted under the Securities Act. The remaining 1,000,000 outstanding shares of our common stock were issued in accordance with and pursuant to Rule 504 under Regulation D of the Securities Act and are not subject to restrictions on resale under federal law.

Item 6.           Management's Discussion and Analysis

General

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

         We also note that comparisons of our results of operations are impossible since we were incorporated during 1999.

Plan of Operations

         Our company is in its development stage. We have recognized limited revenues from inception through December 31, 1999. We believe we will continue to operate at a loss for the next 12 months. We expect to have limited sales, if any, as we continue to develop our Internet and telecommunication business.

Liquidity and Capital Resources

         Since our inception we have experienced negative cash flows and have met our cash requirements by issuing, through a private placement, our common stock. We generated additional funds through borrowings from a related party. We anticipate that funds received from these sources and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. After such time, we anticipate that we will need to raise additional funds through private or public offerings or additional borrowings.

         We do not anticipate any significant purchase of equipment. The number and level of our employees and consultants at year end December 31, 1999 is adequate to maintain our business.

Sales

         We earned revenues of $3,690 and have a receivable of $1,890 related to transactions with various entities related by virtue of common ownership. In generating these revenues, we also incurred expenses of $1,800 relating to website trafficking fees to other website companies.

General and Administrative Expenses

         We incurred expenses for management fees, consulting and other costs of operations throughout the year. These expenses totaled approximately $22,970. Our expenses will increase as our business develops.

Results of Operations

         As stated previously, from our inception to December 31, 1999 we were primarily involved in our organization and development of our business. Consequently, we suffered operating and cash flow losses. Our net loss for the year end December 31, 1999, was $22,267. We expect similar losses for the next 12 months.

Item 7.           Financial Statements


         The financial information required by Item 7 is included on page F-1 through F-9.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We have not changed accountants since our formation and there are no disagreements with the findings of our accountants.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth certain information concerning each of the our directors and executive officers:

         Name                              Age                    Position
         R S Schmitt                       35                     Director, President, Secretary and
                                                                  Treasurer

         R S Schmitt - Mr. Schmitt has been our director since our formation in March 1999, and was elected to be our president, secretary, and treasurer in mid 1999. Mr Schmitt has extensive experience in the Internet and communications industry. Mr. Schmitt is also a director of the following companies: Computer Consultants & Associates, involved in the development and management of numerous web sites; 305-672-9200 Management, a business management and consulting firm; Mel Schmitt Realty, which handles commercial and residential sales; and Private Client Services, a consulting company and a mortgage brokerage business, which handles both commercial and residential financing. Mr. Schmitt was also the managing partner of the web site Miami-Exotics. Mr. Schmitt holds a bachelor degree in speech communication and business administration.

         Our certificate of incorporation limits, to the maximum extent permitted by Delaware general corporation law, the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers (other than liabilities arising from acts or omissions that involve intentional misconduct, fraud or knowing violations of law or the payment of distributions in violation of Delaware general corporation law). Our certificate of incorporation provides further that we may indemnify, to the fullest extent permitted by Delaware general corporation law, any person made a party to an action or proceeding by reason of the fact that such person was our director, officer, employee or agent. Subject to our certificate of incorporation, our by-laws provide that we may indemnify directors and officers for all costs reasonably incurred in connection with any action, suit or proceeding in which such director or officer is finally adjudged to have been derelict in the performance of his duties as such director or officer.

Item 10.          Executive Compensation

         We have agreed to pay R S Schmitt $12,000 per year. We have entered into a written employment agreement with Mr. Schmitt which commenced May 1, 1999. His salary is payable by utilizing a demand promissory note.

         Future non-employee directors may receive reimbursement for out-of-pocket expenses incurred while attending board meetings and it is intended that they will receive certain non-qualified stock option grants in the future. R S Schmitt, currently our sole director, officer and employee, may also receive extra compensation for his service on our board of directors in the form of non-qualified stock options. To date, we have not approved any options.

         The following table sets forth all compensation awarded or to be paid during the period ending December 31, 1999 to our executive officers:

Name and Position                                             Salary                    Other Compensation
-----------------                                             ------                    ------------------
R S Schmitt, President                                        $8,000                    None

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table includes certain information as of December 31, 1999 regarding the beneficial ownership of our common stock by:

         (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock,

         (2) by each of our directors and executive officers, and

         (3) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to the common stock beneficially owned.

                                                 Number of                        Percentage of
Name and Address                               Shares Owned                       Shares owned
----------------                               ------------                       ------------
R S Schmitt                                        9,000,000                              90%
235 Lincoln Road
Suite 204
Miami Beach, Florida 33139

All directors & officers                           9,000,000                              90%
as a group (1 person)

Item 12.          Certain Relationships and Related Transactions


         We have entered into a lease agreement with 305-672-9200 Management, Inc. for its executive offices. The annual lease amount is $120.00. R S Schmitt, our sole director and officer serves as president of 305-672-9200 Management, Inc.

         An affiliated company, related by virtue of common ownership, advanced us certain expenses aggregating approximately $10,000, for legal expenses. The affiliated company also agreed to fund existing liabilities of approximately $8,800.

         The majority of our revenues, expenses and a portion of our receivables are related to transactions with various entities which are majority controlled and owned by R S Schmitt.

Item 13.          Exhibits, Lists and Reports on Form 8-K

         Exhibit Index:

         Articles of Incorporation*
         By-laws*
         Specimen Common Stock Certificate *
         Subscription Agreement*

         *incorporated by reference


         We have not filed any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Cactus Multimedia I, Inc.



Date: March 30, 2000                     /s/ R S Schmitt
                                         ---------------
                                         R S Schmitt, President and Director

--------------------------------------------------------------------------------








                            CACTUS MULTIMEDIA I, INC.
 (A DEVELOPMENT STAGE COMPANY)FINANCIAL STATEMENTSFOR THE PERIOD FROM INCEPTION
                            (MARCH 29, 1999) THROUGH
                                DECEMBER 31, 1999










--------------------------------------------------------------------------------



C O N T E N T S
                                                                                                        Page
-------------------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                            F-1

FINANCIAL STATEMENTS

         Balance Sheet                                                                                  F-2

         Statement of Operations                                                                        F-3

         Statement of Stockholders' Equity                                                              F-4

         Statement of Cash Flows                                                                        F-5

         Notes to Financial Statements                                                                F-6 - 8

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders
Cactus Multimedia I, Inc.
Miami, Florida


We have audited the accompanying balance sheet of Cactus Multimedia I, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from inception (March 29, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus Multimedia I, Inc. as of December 31, 1999, and the results of its operations, and its cash flows for the period from inception (March 29, 1999) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has minimal working capital as of December 31, 1999. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.



                                                           KAUFMAN, ROSSIN & CO.

Miami, Florida
March 3, 2000 (except for the last paragraph, under organization and business activities in Note 1, as to which the date is March 6, 2000)



CACTUS MULTIMEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
====================================================================================================================================
DECEMBER 31, 1999
====================================================================================================================================

ASSETS
====================================================================================================================================
CASH                                                                                                        $           18,472

ACCOUNTS RECEIVABLE FROM RELATED PARTIES (NOTE 2)                                                                        1,890

OTHER CURRENT ASSETS                                                                                                       191
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                                $           20,553
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
====================================================================================================================================

ACCRUED LIABILITIES, $10,000 TO RELATED PARTIES (NOTE 2)                                                    $           18,820

STOCKHOLDERS' EQUITY                                                                                                     1,733
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                  $           20,553
====================================================================================================================================


                             See accompanying notes.



CACTUS MULTIMEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
====================================================================================================================================
PERIOD FROM INCEPTION (MARCH 29, 1999) THROUGH DECEMBER 31, 1999
====================================================================================================================================


====================================================================================================================================
REVENUES (NOTE 2)                                                                                             $         3,690
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                                                                                             800
     Internet services                                                                                                  2,007
     Management fee                                                                                                     8,000
     Office                                                                                                                70
     Professional fees                                                                                                 15,000
     Rent                                                                                                                  80
------------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                                                                                25,957
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                                      $        22,267
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                                               10,000,000
====================================================================================================================================

NET LOSS PER SHARE                                                                                            $             -
====================================================================================================================================


                             See accompanying notes.



CACTUS MULTIMEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (MARCH 29, 1999) TO DECEMBER 31, 1999
============================================================================================================================
                                                       Common stock, $.0001 par value;
                                                       shares authorized, 100,000,000;
                                                     issued and outstanding, 10,000,000    Additional           Note
                                                    ------------------------------------     Paid-In        Receivable -
                  Transaction                Date         Shares            Par Value        Capital        Stockholder
============================================================================================================================
Issuance of founder's shares                3/31/99       9,000,000       $        900  ( $        900)    $           -

Sales of stock for cash ($.025 per share)   4/4/99          960,000                 96          23,904                 -

Issuance of stock for note receivable       4/4/99           40,000                  4             996   (         1,000)

Net loss from inception (March 29, 1999) to
     December 31, 1999                                            -                  -               -                 -
----------------------------------------------------------------------------------------------------------------------------

              TOTAL                                      10,000,000       $      1,000    $     24,000   ( $       1,000)
============================================================================================================================


(RESTUBBED TABLE)

====================================================================================================
                                                                     Deficit
                                                                  Accumulated
                                                                  During the
                  Transaction                                  Development Stage        Total
====================================================================================================

Issuance of founder's shares                                   $          -       $          -

Sales of stock for cash ($.025 per share)                                 -             24,000

Issuance of stock for note receivable                                     -                  -

Net loss from inception (March 29, 1999) to
     December 31, 1999                                       (       22,267)    (       22,267)
----------------------------------------------------------------------------------------------------

              TOTAL                                          ( $     22,267)      $      1,733
====================================================================================================

                             See accompanying notes.



CACTUS MULTIMEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
PERIOD FROM INCEPTION (MARCH 29, 1999) THROUGH DECEMBER 31, 1999
====================================================================================================================================


====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                             ( $          22,267)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Changes in operating assets and liabilities:
         Accounts receivable                                                                              (             1,890)
         Other current assets                                                                             (               191)
         Accrued liabilities                                                                                           18,820
------------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                                                        16,739
------------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                                                   (             5,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital contributions                                              24,000
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH, representing cash balance at December 31, 1999                                        $          18,472
====================================================================================================================================

Supplemental Disclosures:
------------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                                          $               -
====================================================================================================================================

     Income taxes paid                                                                                      $               -
====================================================================================================================================

Supplemental Disclosures of Non-Cash Financing Activity:
------------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for note receivable                                                    $           1,000
====================================================================================================================================

                             See accompanying notes.

CACTUS MULTIMEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  Organization and Business ActivityCactus Multimedia I, Inc. (the Company) was incorporated in March 1999, under the laws of the State of Delaware. The Company's business activities to date have primarily consisted of the formation of a business plan for internet and telephone entertainment services.

                  The Company intends to become an operating company active in internet entertainment services through the registration of internet domains with InterNIC and may also engage in the development of proprietary software and services designed to support and facilitate its internet services. In addition, the Company intends to be available as a public shell to be acquired or to merge with another entity.

                  The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.

                  The Company filed a registration statement on Form 10-SB with U.S. Securities and Exchange Commission (SEC) to register certain shares of its common stock. Under a letter dated March 6, 2000, the Company was notified by the SEC that no further review of their registration has been or will be made, and that the Company will be subject to the reporting requirements of section 13 and 14 of the Securities and Exchange Act of 1934.

                  Use of Estimates

                  The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments

                  The carrying values of cash, cash equivalents and accrued liabilities approximate their fair values due to the short maturity of these instruments.

                  Preferred Stock

                  The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 1999 no preferred stock shares were issued and outstanding.

--------------------------------------------------------------------------------
NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  Income Taxes

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

                  Net Loss Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.

                  Impact of the "Year 2000" Computer Issue

                  Although the Company has not identified any computer system or program problems, there is still a possibility that at some time during the Year 2000 their computer systems and programs, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. This may create system errors and failures resulting in the disruption of normal business operations. Although it is unlikely, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors and customers that at times may not be able to continue business with the Company due to their own Year 2000 problems.

--------------------------------------------------------------------------------
NOTE 2.           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $80 for the period from inception (March 29, 1999) through December 31, 1999.

                  During the period from inception (March 29, 1999) through December 31, 1999, the Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $8,000.

                  The Company earned revenues of $3,690 and has a receivable of $1,890 related to transactions with various entities related by virtue of common ownership. Also, the Company incurred expenses of $1,800 relating to website trafficking fees to other website companies, related by virtue of common ownership.

                  An affiliate, related by virtue of common ownership, paid certain expenses on behalf of the Company aggregating $10,000, including consulting, recruiting, legal and other administrative expenses. The Company owes the affiliate $10,000 and this obligation is included in accrued liabilities.

--------------------------------------------------------------------------------
NOTE 3.           INCOME TAXES
--------------------------------------------------------------------------------

                  At December 31, 1999 the Company had a deferred tax asset of approximately $3,000, resulting from net operating losses of approximately $22,000. The deferred tax asset is offset entirely by a valuation allowance. The net operating loss will expire in 2019.

                  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets.

--------------------------------------------------------------------------------
NOTE 4.           GOING CONCERN
--------------------------------------------------------------------------------

                  As discussed in Note 1, the Company has been in the development stage since its inception on March 29, 1999. At December 31, 1999 the Company has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes however it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.