Form 10QSB
period 2000-04-30
SOUTHLAND FINANCIAL INC
filed 2000-06-20
CIK 1083941

Form 10-QSB
      (As last amended in Release No. 33-7505, effective January 1,1999, 63
                                   F.R. 9632)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

( X )        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended          APRIL 30, 2000
                                                     --------------

(  )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

             For the transition period from....................to...............
             Commission file number.............................................

                           Southland Financial, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                          Nevada                            94-3346241
          (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)               Identification No.)

           Suite 2, 25 Prospect Street, Box Hill, VIC 3128, Australia
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011 612 9999 3884
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

              Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]      No   [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

              Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     Yes  [ ]      No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,455,299
                                                                 ---------------

              Transitional Small Business Disclosure Format (check one):

        Yes [ ]     No    [X]

     SOUTHLAND FINANCIAL, INC.

Part 1.           Financial Information
-------           ---------------------

Item 1.           Financial Statements

                  Balance Sheet

                  Statement of Operations

                  Statement of Cash Flows

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information
--------          -----------------


SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED BALANCE SHEETS
APRIL 30, 2000 AND JANUARY 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   April 30, 2000          January 31, 2000
                                                                                            (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
         Cash and equivalents                                                                $      5,765           $      110,168
         Accounts receivable - affiliate                                                           34,027                  151,995
-----------------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS AND TOTAL ASSETS                                               $     39,792           $      262,163
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
-----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                        $     45,982           $        5,684
Salary payable - stockholder                                                                      325,000                        -
Due to stockholders                                                                               145,718                        -
Directors fee payable                                                                              75,000                        -
Due to directors                                                                                  115,150                        -
-----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                706,850                    5,684
-----------------------------------------------------------------------------------------------------------------------------------

LONG TERM DEBT
         Salary payable                                                                                 -                  250,000
         Notes payable - directors                                                                      -                  200,647
-----------------------------------------------------------------------------------------------------------------------------------
                  Total long-term debt                                                                  -                  450,647
-----------------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                        706,850                  456,331
-----------------------------------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
Common stock, par value $.001 per share; 100,000,000 shares authorized;
Additional paid in capital                                                                      4,442,211                2,793,510
Stock subscription receivable                                                                    (290,000)                (290,000)
Deficit accumulated during the development stage                                               (4,836,058)              (2,713,168)
-----------------------------------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                              (667,058)                (194,168)
-----------------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $     39,792           $     262,163
-----------------------------------------------------------------------------------------------------------------------------------

                       See accompanying notes - unaudited

SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND THE PERIOD
FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Inception
                                                                                                              (January 14, 1998) to
                                                                                          April 30, 2000         April 30, 2000
                                                                                            (Unaudited)             (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                  $             -          $             -
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
         Consulting                                                                               123,172                1,860,213
         Directors fees                                                                         1,621,875                1,621,875
         Licensing fees                                                                            81,082                   81,082
         Management fees                                                                                -                  299,500
         Meals and entertainment                                                                      986                    3,072
         Other expenses                                                                             6,236                   62,938
         Organizational expense                                                                         -                  150,000
         Professional fees                                                                        148,194                  180,266
         Public relations and advertising                                                           8,000                   61,736
         Salaries and wages                                                                        75,000                  325,000
         Stock related fees                                                                         1,740                   41,254
         Travel                                                                                    57,074                  150,215
-----------------------------------------------------------------------------------------------------------------------------------
                  Total operating expenses                                                      2,123,359                4,837,151
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME                                                                                          469                    1,093
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                  $   ( 2,122,890)         $   ( 4,836,058)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding                                           16,441,254               10,691,807
-----------------------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted                                                    $        ( 0.13)         $        ( 0.45)
-----------------------------------------------------------------------------------------------------------------------------------

                       See accompanying notes - unaudited

SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND THE PERIOD
FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Inception
                                                                                                               (January 14, 1998)
                                                                                              April 30, 2000    to April 30, 2000
                                                                                               (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                          CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                               $( 2,122,890)           $ ( 4,836,058)
----------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Stock issued for services                                                               1,650,000                3,444,000
       Changes in assets and liabilities:
          Accounts receivable                                                                    117,968                 (34,027)
          Other assets                                                                                 -                        -
          Accounts payable                                                                        40,298                   45,982
          Salary payable                                                                          75,000                  325,000
          Directors fees payable                                                                  75,000                   75,000
----------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                                1,958,266                3,855,955
----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                                            (164,624)                (980,103)
----------------------------------------------------------------------------------------------------------------------------------

                                          CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                                         -                  725,000
    Net borrowings from stockholders                                                              60,071                  145,718
    Net borrowings from directors                                                                    150                  115,150
----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                           60,221                  985,868
----------------------------------------------------------------------------------------------------------------------------------

                                NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (104,403)                    5,765

                                               CASH AND EQUIVALENTS - BEGINNING                  110,168                        -
----------------------------------------------------------------------------------------------------------------------------------

                                                  CASH AND EQUIVALENTS - ENDING            $       5,765           $        5,765
----------------------------------------------------------------------------------------------------------------------------------

                       See accompanying notes - unaudited

                                                       SOUTHLAND FINANCIAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.           BASIS OF PRESENTATION

                  The accompanying unaudited consolidated condensed financial statements include the accounts of Southland Financial Inc., and its wholly owned subsidiary Cactus Multimedia Inc., (the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

                  The financial data at January 31, 2000 is derived from audited financial statements which are included in the Company's Form 8-K/A dated April 3, 2000 and should be read in conjunction with the audited financial statements and the notes thereto. Information relating to inception to April 30, 2000 amounts included in the consolidated condensed statements of operations and cash flows have not been reviewed by independent accountants.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Net Loss Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods after giving effect to a one-for-239 share reverse stock split in January 1998. Outstanding stock equivalents were not considered in the calculation as their effect would have been anti-dilutive.

NOTE 3.           GOING CONCERN

                  The Company has sustained substantial losses and negative cash flows since inception. In the absence of commencing operations, achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

                  In view of these matters, the Company may not have the ability to continue in existence. Management believes that actions presently being taken, including efforts to sell common stock, as more fully described in note 6, provide the opportunity for the Company to continue as a going concern. In addition, the stockholders and directors, have agreed to not pursue collection of amounts due until such time as the Company achieves profitable operations.

NOTE 4.           ACQUISITION

                  On April 3, 2000, Southland Financial, Inc., a Delaware corporation, acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. (CMI), a Nevada corporation, in consideration for 500,000 shares of the Company's common stock. In connection with this acquisition the Company entered into a consulting agreement with the former majority shareholder of CMI for one year and paid the former shareholder of CMI $100,000. As a result, Cactus became a wholly owned subsidiary of the Company. At the time of the acquisition, CMI had no operations and nominal net assets. The acquisition is intended to qualify as a reorganization within the meaning of Section 368 (a)(2)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the acquisition Southland became the successor issuer to Cactus for reporting purposes, under the Securities Exchange Act of 1934.

NOTE 5.           COMMITMENTS

                  Future annual minimum payments under an employment agreement with a key executive are as follows:

                  Year ended January 31,
                  2001                                                $300,000
                  2002                                                 350,000
                  -------------------------------------------------------------

                                                                      $650,000
                  -------------------------------------------------------------

NOTE 6.           SIGNIFICANT AGREEMENTS

                  During March 2000, the Company entered into a contract with China Changfeng StarBridge Computer Technology Ltd. (CCF), a leading Chinese corporation to form a Sino-foreign Joint Venture to develop Internet, Intranet and e-commerce businesses in China. Under the contract, CCF will initially retain 55% ownership and the Company will obtain a 45% ownership in CCF Starbridge, a systems integrator holding an ISP license in China. Upon final approval of the agreement by the Ministry of Trade and Economic Cooperation, (MOFTEC), the Company will acquire a minority equity position in the Joint Venture, in exchange for two million common stock shares of the Company. It is management's belief final approval from MOFTEC will be received within the Company's second fiscal quarter.

                  On May 5, 2000, the Company entered into an agreement for the sale of 1,000,000 shares of its common stock to an unrelated third party for approximately $700,000 cash based upon the Company's closing bid price, (as defined), at delivery of share certificates and cash consideration to a specified trust account. As of June 16, 2000, 1,000,000 shares certificates have been delivered to the specified trust accounts. This transaction is currently pending delivery of the cash consideration.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Management's discussion and analysis contains various "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

         On April 3, 2000, the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. in consideration for 500,000 shares of the Company's common stock. This transaction was reported on Form 8-K on April 3, 2000 and on Form 8-K/A on April 18, 2000.

         Management believes comparison of the results of operations for the quarter and three months ended April 30, 2000 to the quarter and three months ended April 30, 1999 would not be meaningful as the Company is a developmental company, has sustained substantial operating losses and has sustained negative cash flows since inception.

         Plan of Operations

         Since the inception the Company has sustained a net loss of $4,836,058. Operating expenses have been principally attributable to consulting expenses and directors fees, a substantial portion of which has been paid in the Company's common stock.

         Liquidity and Capital Resources

         The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing its common stock. Additional funds were generated by borrowings of approximately $260,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan. While an agreement has been made for the sale of one million shares for $700,000, no funding has been raised as of this date. As a result of the lack of funding, Note 3 of the Consolidated Condensed Financial Statements states that the Company may not be able to continue as a going concern.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         No legal proceedings terminated during the period covered by this report.

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits required by Item 601 of Requlation S-B


                None.

(aa)     Reports on Form 8-K

                None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SOUTHLAND FINANCIAL, INC.



Date: June 20, 2000                 By: /s/ David Turik
                                       ----------------------------------------
                                            David Turik, Director and President