Form 10QSB
period 2000-07-31
SOUTHLAND FINANCIAL INC
filed 2000-09-19
CIK 1083941

Form 10-QSB
(As last amended in Release No. 33-7505, effective January 1,1999, 63 F.R. 9632)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended   JULY 31, 2000
                                                     ------------------------

(  )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                     to
                                      --------------------  --------------------
      Commission file number
                                      ------------------------------------------

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

              Yes   X         No
                  ------        -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

              Yes             No
                  ------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,789,569

         Transitional Small Business Disclosure Format (check one):

              Yes             No   X
                  ------        -------

                            SOUTHLAND FINANCIAL, INC.

                                                                       Page
                                                                      ------
Part 1.           Financial Information ..............................  3

Item 1.           Financial Statements ...............................  3

                  Balance Sheet ......................................  3

                  Statement of Operations ............................  4

                  Statement of Cash Flows ............................  5

Item 2.           Plan of Operations ................................. 10

Part II.          Other Information .................................. 12

SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED BALANCE SHEETS
JULY 31, 2000 AND JANUARY 31, 2000

================================================================================================================================
                                                                                       July 31, 2000
ASSETS                                                                                  (Unaudited)           January 31, 2000
================================================================================================================================
CURRENT ASSETS
     Cash and equivalents                                                               $       3,956             $    110,168
     Accounts receivable - affiliate                                                           34,630                  151,995
--------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                  38,586                  262,163

EQUITY INVESTMENT IN JOINT VENTURE, net                                                     3,472,017                        -
--------------------------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                                   $   3,510,603             $    262,163
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY IN ASSETS)
================================================================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                              $      83,758             $      5,684
     Salary payable - stockholder                                                             400,000                        -
     Due to stockholders                                                                      169,530                        -
     Directors fee payable                                                                    150,000                        -
     Due to directors                                                                         115,150                        -
--------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            918,438                    5,684
--------------------------------------------------------------------------------------------------------------------------------

LONG TERM DEBT
     Salary payable                                                                                 -                  250,000
     Notes payable - directors                                                                      -                  200,647
--------------------------------------------------------------------------------------------------------------------------------
         Total long-term debt                                                                       -                  450,647
--------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES                                                                        918,438                  456,331
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
     Common  stock, par value $.001 per share; 100,000,000
         shares authorized; 19,789,569 and 15,489,569 issued
         and outstanding                                                                       19,790                   15,490
     Additional paid in capital                                                             7,904,211                2,793,510
     Stock subscription receivable                                                           (290,000)                (290,000)
     Deficit accumulated during the development stage                                      (5,041,836)              (2,713,168)
--------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity (deficiency in assets)                                  2,592,165                 (194,168)
--------------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS
            EQUITY (DEFICIENCY IN ASSETS)                                               $   3,510,603             $    262,163
================================================================================================================================

                       See accompanying notes - unaudited

SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2000
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JULY 31, 2000

================================================================================================================================

                                                               For the three              For the six               Inception
                                                                months ended              months ended          (January 14, 1998)
                                                               July 31, 2000             July 31, 2000          to July 31, 2000
                                                                (Unaudited)               (Unaudited)              (Unaudited)
================================================================================================================================
NET EQUITY IN EARNINGS OF
     JOINT VENTURE                                             $      7,017             $       7,017             $      7,017
--------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Consulting                                                           -                   123,172                1,860,213
     Directors fees                                                  75,000                 1,696,875                1,696,875
     Licensing fees                                                       -                    81,082                   81,082
     Management fees                                                      -                         -                  299,500
     Meals and entertainment                                            124                     1,110                    3,196
     Other expenses                                                   9,579                    15,815                   72,517
     Organizational expense                                               -                         -                  150,000
     Printing/office expense                                          9,937                     9,937                    9,937
     Professional fees                                               27,774                   175,968                  208,040
     Public relations and advertising                                     -                     8,000                   61,736
     Salaries and wages                                              75,000                   150,000                  400,000
     Stock related fees                                                  65                     1,805                   41,319
     Travel                                                          16,954                    74,028                  167,169
--------------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                   214,433                 2,337,792                5,051,584
--------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          (     207,416)            (   2,330,775)           (   5,044,567)

OTHER INCOME                                                          1,638                     2,107                    2,731
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                      ($    205,778)            ($  2,328,668)           ($  5,041,836)
================================================================================================================================

Weighted Average Number of Common
    Shares Outstanding                                         $ 17,017,830              $ 16,695,646               11,318,281
--------------------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted                        ($       0.01)            ($       0.14)           ($       0.45)
================================================================================================================================


                       See accompanying notes - unaudited

SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2000 AND THE PERIOD
FROM INCEPTION (JANUARY 14, 1998) TO JULY 31, 2000

================================================================================================================================

                                                                                                                Inception
                                                                                    Six months ended         (January 14, 1998)
                                                                                      July 31, 2000            to July 31, 2000
                                                                                      (Unaudited)              (Unaudited)
================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           ($  2,328,668)         ($   5,041,836)
--------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Amortization of excess purchase price over net assets
           acquired in joint venture                                                           6,482                    6,482
       Equity in earnings of joint venture                                             (      13,499)         (        13,499)
       Stock issued for services                                                           1,650,001                3,444,001
       Changes in assets and liabilities:
          Accounts receivable                                                                117,365          (        34,630)
          Accounts payable                                                                    78,074                   83,758
          Salary payable                                                                     150,000                  400,000
          Directors fees payable                                                             150,000                  150,000
--------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                            2,138,423                4,036,112
--------------------------------------------------------------------------------------------------------------------------------
                   Net cash used in operating activities                               (     190,245)         (     1,005,724)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from issuance of common stock                                                     -                  725,000
    Net borrowings from stockholders                                                          83,883                  169,530
    Net borrowings from directors                                                                150                  115,150
--------------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                                  84,033                1,009,680
--------------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
    EQUIVALENTS                                                                        (     106,212)                   3,956

CASH AND EQUIVALENTS - BEGINNING                                                             110,168                        -
--------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                           $      3,956           $        3,956
================================================================================================================================

                       See accompanying notes - unaudited

SOUTHLAND FINANCIAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION
--------------------------------------------------------------------------------

                  The accompanying unaudited consolidated condensed financial statements include the accounts of Southland Financial Inc., and its wholly owned subsidiary Cactus Multimedia Inc., (the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for the three month and six month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

                  The financial data at January 31, 2000 is derived from audited financial statements which are included in the Company's Form 8-K/A dated April 3, 2000 and should be read in conjunction with the audited financial statements and the notes thereto. Information relating to inception (January 14, 1998) to July 31, 2000 included in the consolidated condensed statements of operations and cash flows have not been reviewed by independent accountants.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                  Investments

                  Investments in joint ventures, owned more than 20% but not in excess of 50%, are recorded on the equity method.

--------------------------------------------------------------------------------
NOTE 3.           GOING CONCERN
--------------------------------------------------------------------------------

                  The Company has sustained substantial losses and negative cash flows since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

                  In view of these matters, the Company may not have the ability to continue in existence. Management believes that actions presently being taken, including efforts to sell common stock, provide the opportunity for the Company to continue as a going concern. In addition, the stockholders and directors, have agreed to not pursue collection of amounts due until such time as the Company achieves profitable operations and/or it is deemed by the directors that the Company has sufficient working capital.

--------------------------------------------------------------------------------
NOTE 4.           ACQUISITION
--------------------------------------------------------------------------------

                  On April 3, 2000, Southland Financial, Inc., a Nevada corporation, acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. (CMI), a Delaware corporation, in consideration for 500,000 shares of the Company's common stock. In connection with this acquisition the Company entered into a consulting agreement with the former majority shareholder of CMI for one year and paid the former shareholder of CMI $100,000. As a result, Cactus became a wholly owned subsidiary of the Company. At the time of the acquisition, CMI had no operations and nominal net assets. The acquisition is intended to qualify as a reorganization within the meaning of Section 368 (a)(2)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the acquisition Southland became the successor issuer to Cactus for reporting purposes, under the Securities Exchange Act of 1934.

--------------------------------------------------------------------------------
NOTE 5.           CHINA BEIJING STARBRIDGE HENGXIN INFORMATION
                  TECHNOLOGY, INC. LTD. JOINT VENTURE
--------------------------------------------------------------------------------

                  During March 2000, the Company entered into a contract with China Changfeng StarBridge Computer Technology Ltd. (CCF), a Chinese company to form a Sino-foreign Joint Venture to develop Internet, Intranet and e-commerce businesses in China. Under the contract, CCF will acquire a 55% ownership and the Company will obtain a 45% ownership in CCF Starbridge, a systems integrator holding an ISP license in China. Effective July 24, 2000, upon final approval of the agreement by the Ministry of Trade and Economic Cooperation, (MOFTEC), the Company acquired a minority equity position in the Joint Venture, in exchange for two million common stock shares of the Company.

                  In addition, the Company issued one million shares of common stock to a third party who provided consultations, introductions, and intermediary services in connection with this transaction.

--------------------------------------------------------------------------------
NOTE 5.           CHINA BEIJING STARBRIDGE HENGXIN INFORMATION
                  TECHNOLOGY, INC. LTD. JOINT VENTURE (Continued)
--------------------------------------------------------------------------------

                  The joint venture's unaudited summary of financial information is as follows:

                  Condensed Statement of Earnings for the period ended from December 31, 1999 to July 31, 2000

                  Joint Venture

                  Net sales                                      $    7,489,189
                  Gross profit                                        2,995,676
                  Income before income taxes                          1,067,572
                  Net income                                            907,400

                  Southland's Equity in Earnings

                  Southland equity in income for the period              13,499

                  Amortization expense for the excess of cost
                       over the underlying net assets of the
                       joint venture                            (         6,482)
                  --------------------------------------------------------------

                  Net equity in earnings of the joint venture    $        7,017
                  ==============================================================

                  The Company's investment in joint venture includes the unamortized excess of the company's investment over its equity in the joint venture's net assets. This excess was $2,910,270 at July 31, 2000, and is being amortized on a straight-line basis over an estimated economic useful life of 10 years.

                  Condensed balance sheet information for the joint venture was:

                  Condensed Balance Sheet

                  Current assets                                 $      225,236
                  Noncurrent assets                                   1,109,393
                  Current liabilities                                   116,302
                  Shareholders' equity                                1,218,327

--------------------------------------------------------------------------------
NOTE 6.           COMMITMENTS
--------------------------------------------------------------------------------

                  Future annual minimum payments under an employment agreement with a key executive are as follows:

                  Year ended January 31,
                  2001                                           $      300,000
                  2002                                                  350,000
                  --------------------------------------------------------------

                                                                 $      650,000
                  ==============================================================

--------------------------------------------------------------------------------
NOTE 7.           SIGNIFICANT AGREEMENTS
--------------------------------------------------------------------------------

                  On May 5, 2000, the Company entered into an agreement for the sale of 1,000,000 shares of its common stock to an unrelated third party for approximately $700,000 cash based upon the Company's closing bid price, (as defined), at delivery of share certificates and cash consideration to a specified trust account. As of June 16, 2000, 1,000,000 shares certificates have been delivered to the specified trust account, however, as the cash consideration was not placed in escrow as required by the agreement, this transaction is not expected to be consummated. Management anticipates canceling the shares held in trust.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         Management believes comparison of the results of operations for the six month period ended July 31, 2000 to the six month period ended July 31, 1999 would not be meaningful as the Company is a developmental company, has sustained substantial operating losses and has sustained negative cash flows since inception.

         On April 3, 2000, the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. in consideration for 500,000 shares of the Company's common stock. This transaction was reported on Form 8-K on April 3, 2000 and on Form 8-K/A on April 18, 2000.

         Plan of Operations

         Since inception the Company has sustained a net loss of $5,041,836. The net loss for the six months ended July 31, 2000 was $2,328,668. Operating expenses have been principally attributable to consulting expenses and directors fees, a substantial portion of which has been paid in the Company's common stock. The Company will need to raise funds through the sale of its securities, loan or other financing alternatives. The Company is reviewing financing alternatives, but to date has not identified any financing alternatives that are on terms acceptable to the Company. Management anticipates finalizing some financing alternative within the next fiscal quarter. The Company does not anticipate any expenses for research and development. The Company expects to purchase computer equipment within the next 12 months. The Company does not anticipate a change in the number of employees in the next fiscal quarter.

         The Company intends to generate revenues through several projects in the Peoples Republic of China, one of which has recently commenced.

         Revenues for the six months ended July 31, 2000 consisted of net equity in earnings from a joint venture in the amount of $7,017. These revenues are from a Sino foreign joint venture, CCF StarBridge Hengxin, among the Company and China Changfeng StarBridge Computer Technology Ltd. (CCSC), a Chinese company. This joint venture commenced on July 24, 2000, after final approval was granted by the Chinese Ministry of Foreign Trade and Economic Cooperation (MOFTEC). The CCF StarBridge Hengxin joint venture has developed a systems integration system and also holds a national ISP license in the Peoples Republic of China. The Company owns 45% of this joint venture.

         Management of the Company is also negotiating for the acquisition of Gold Phoenix and Associates Limited, a Hong Kong company. Gold Phoenix owns 60% of Ai Wei Technologies Corporation, a Chinese corporation, that holds the right to distribute smart cards for a health card registration management system throughout the Peoples Republic of China. Management believes that this acquisition will be completed by the end of the next fiscal quarter.

         The Company intends to enter into other projects in the Peoples Republic of China, including the development of Internet cafes and Internet portals in hotels.

         Liquidity and Capital Resources

         The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing its common stock. Additional funds were generated by borrowings of approximately $280,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan. While an agreement was made for the sale of one million shares of common stock for $700,000 and shares issued for this transaction, funding has not been received. The Company does not anticipate receiving funds from this agreement and has instructed its transfer agent to cancel these shares. Note 3 of the Consolidated Condensed Financial Statements states that the Company may not be able to continue as a going concern.

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

         None.

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

                                          SOUTHLAND FINANCIAL, INC.



Date: September 19, 2000                  By:  /s/ David Turik
                                             -----------------------------------
                                             David Turik, Director and President