Form 10QSB
period 2000-10-31
STARBRIDGE GLOBAL INC
filed 2000-12-15
CIK 1083941

 QuickLinks -- Click here to rapidly navigate through this document

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(As last amended in Release No. 33-7505, effective January 1, 1999, 63 F.R. 9632)

A. Form 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended OCTOBER 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-28645

STARBRIDGE GLOBAL INC.
(Exact small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	94-3346241 (IRS Employer Identification No.)

Suite 2, 25 Prospect Street, Box Hill, VIC 3128, Australia
(Address of principal executive offices)

011 612 9999 3884
(Issuer's telephone number)

Southland Financial, Inc.
(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,059,569

   Transitional Small Business Disclosure Format (check one): Yes / / No /x/

STARBRIDGE GLOBAL INC.

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED BALANCE SHEETS

OCTOBER 31, 2000 AND JANUARY 31, 2000

	October 31, 2000	January 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	3,925	$110,168
Accounts receivable—affiliate	9,113	151,995

Total current assets	13,038	262,163
EQUITY INVESTMENT IN JOINT VENTURE, net	3,686,099	—

TOTAL ASSETS	$3,699,137	$262,163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,507	$5,684
Salary payable	475,000	—
Due to stockholders	115,000	—
Directors' fees payable	186,073	—
Directors' advances	226,208	—

Total current liabilities	1,124,788	5,684

LONG TERM DEBT
Salary payable	—	250,000
Notes payable—directors	—	200,647

Total long-term debt	—	450,647

TOTAL LIABILITIES	1,124,788	456,331

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common stock, par value $.001 per share; 100,000,000 shares authorized; 25,059,569 and 15,489,569 issued and outstanding	25,060	15,490
Additional paid in capital	8,585,140	2,793,510
Stock subscription receivable	(290,000)	(290,000)
Deficit accumulated during the development stage	(5,745,851)	(2,713,168)

Total stockholders' equity (deficiency in assets)	2,574,349	(194,168)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	$3,699,137	$262,163

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2000
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO OCTOBER 31, 2000

	For the three months ended October 31, 2000	For the nine months ended October 31, 2000	Inception (January 14, 1998) to October 31, 2000
	(Unaudited)	(Unaudited)	(Unaudited)
NET EQUITY IN EARNINGS OF JOINT VENTURE	$214,082	$221,099	$221,099

OPERATING EXPENSES
Consulting	36,200	159,372	1,860,213
Directors fees	686,073	2,382,948	2,382,948
Licensing fees	—	81,082	81,082
Management fees	—	—	299,500
Meals and entertainment	—	1,110	3,196
Other expenses	2,054	17,869	74,571
Organizational expense	—	—	150,000
Printing/office expense	1,475	11,412	11,412
Professional fees	60,895	236,863	305,135
Public relations and advertising	—	8,000	61,736
Salaries and wages	75,000	225,000	475,000
Stock related fees	1,831	3,636	43,150
Travel	54,579	128,606	221,748

Total operating expenses	918,107	3,255,898	5,969,691

LOSS FROM OPERATIONS	(704,025)	(3,034,799)	(5,748,592)
OTHER INCOME	10	2,116	2,740

NET LOSS	$(704,015)	$(3,032,683)	$(5,745,852)

Weighted Average Number of Common Shares Outstanding	20,265,577	17,921,254	12,088,157

Net loss per share—basic and diluted	$(0.03)	$(0.17)	$(0.48)

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND THE PERIOD
FROM INCEPTION (JANUARY 14, 1998) TO OCTOBER 31, 2000

	Nine months ended October 31, 2000	Inception (January 14, 1998) to October 31, 2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,032,683)	$(5,745,852)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of excess purchase price over net assets acquired in joint venture	79,400	79,400
Equity in earnings of joint venture	(300,499)	(300,499)
Stock issued for services	2,336,201	4,130,201
Changes in assets and liabilities:
Accounts receivable	142,882	(9,113)
Accounts payable	116,823	122,507
Salary payable	225,000	475,000
Directors' fees payable	186,073	186,073

Total adjustments	2,785,880	4,683,569

Net cash used in operating activities	(246,803)	(1,062,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	725,000
Net borrowings from stockholders	115,000	115,000
Net borrowings from directors	25,560	226,208

Net cash provided by financing activities	140,560	1,066,208

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(106,243)	3,925
CASH AND EQUIVALENTS—BEGINNING	110,168	—

CASH AND EQUIVALENTS—ENDING	$3,925	$3,925

See accompanying notes—unaudited

STARBRIDGE GLOBAL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements include the accounts of StarBridge Global Inc. (formerly Southland Financial Inc.), and its wholly owned subsidiary Cactus Multimedia Inc., (the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for the three month and nine month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

    The financial data at January 31, 2000 is derived from audited financial statements which are included in the Company's Form 8-K/A dated April 3, 2000 and should be read in conjunction with the audited financial statements and the notes thereto. Information relating to inception (January 14, 1998) to October 31, 2000 included in the consolidated condensed statements of operations and cash flows have not been reviewed by independent accountants.

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

    Management believes that actions presently being taken, including efforts to sell common stock and secure debt financing, provide the opportunity for the Company to continue as a going concern. In addition, the stockholders and directors have agreed to not pursue collection of amounts due until such time as the Company achieves profitable operations and/or it is deemed by the directors that the Company has sufficient working capital.

NOTE 4.  ACQUISITION

    On April 3, 2000, StarBridge Global Inc. (formerly Southland Financial, Inc.) a Nevada corporation, acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. (CMI), a Nevada corporation, in consideration for 500,000 shares of the Company's common stock. In connection with this acquisition the Company entered into a consulting agreement with the former majority shareholder of CMI for one year and paid the former shareholder of CMI $100,000. As a result, Cactus became a wholly owned subsidiary of the Company. At the time of the acquisition, CMI had no operations and nominal net assets. The acquisition is intended to qualify as a reorganization within the meaning of Section 368 (a)(2)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the acquisition StarBridge Global Inc. became the successor issuer to Cactus for reporting purposes, under the Securities Exchange Act of 1934.

NOTE 5.  CHINA CHANGFENG STARBRIDGE HENGXIN CORPORATION LTD.—JOINT VENTURE

    During March 2000, the Company entered into a contract with China Changfeng StarBridge Computer Technology Ltd. (CCF), a Chinese corporation to form a Sino-foreign Joint Venture to develop Internet, Intranet and e-commerce businesses in China. Under the contract, CCF would retain a 55% ownership interest and the Company would acquire a 45% ownership interest in CCF StarBridge Hengxin Corporation Ltd, a systems integrator holding an ISP license in China. Effective July 24, 2000, upon final approval of the agreement by the Ministry of Trade and Economic Cooperation, (MOFTEC), the Company acquired its minority equity position in the Joint Venture, in exchange for two million common stock shares of the Company.

    In addition, the Company issued one million shares of common stock to a third party who provided consultations, introductions, and intermediary services in connection with this transaction.

    The joint venture's unaudited summary of financial information is as follows:

    Condensed Statement of Earnings for the period from January 1, 2000 to October 31, 2000

Joint Venture
Net sales	$13,768,000
Gross profit	5,130,000
Income before income taxes	1,816,000
Net income	1,544,000
StarBridge Global's Equity in Earnings
StarBridge Global's equity in income for the period from July 24 to October 31, 2000	300,499
Amortization expense for the excess of cost over the underlying net assets of the joint venture	(79,400)

Net equity in earnings of the joint venture	$221,099

    The Company's investment in joint venture includes the unamortized excess of the company's investment over its equity in the joint venture's net assets. This excess was $2,837,352 at October 31, 2000, and is being amortized on a straight-line basis over an estimated economic useful life of 10 years.

    Condensed balance sheet information for the joint venture at October 31, 2000 was:

Condensed Balance Sheet
Current assets	$589,000
Non-current assets	1,413,000
Current liabilities	146,000
Shareholders' equity	1,856,000

NOTE 6.  COMMITMENTS

    Future annual minimum payments under an employment agreement with a key executive are as follows:

Year ended January 31,
2001	$300,000
2002	350,000

$650,000

NOTE 7.  SUBSEQUENT EVENTS

    On November 13, 2000, the Company acquired all of the outstanding shares of Gold Phoenix Associates Limited ("Gold Phoenix") common stock from the shareholders in exchange for an aggregate of 13,800,000 shares of common stock of the Company. As a result, Gold Phoenix became a wholly owned subsidiary of the Company on this date.

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

    Management believes comparison of the results of operations for the nine month period ended October 31, 2000 to the nine month period ended October 31, 1999 would not be meaningful as the Company is a developmental company, has sustained substantial operating losses and has sustained negative cash flows since inception.

    On April 3, 2000, the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. in consideration for 500,000 shares of the Company's common stock. This transaction was reported on Form 8-K on April 3, 2000 and on Form 8-K/A on April 18, 2000.

  Plan of Operations

    Since the inception the Company has sustained a net loss of $5,745,852. The net loss for the nine months ended October 31, 2000 was $3,032,683. Operating expenses have been principally attributable to consulting expenses, professional fees and directors fees, a substantial portion of which has been paid in the Company's common stock. The Company will need to raise funds through the sale of its securities, loan or other financing alternatives. The Company anticipates finalizing a financing alternative within the next fiscal quarter. The Company does not anticipate any expenses for research and development. The Company expects to purchase computer equipment within the next 12 months. The Company anticipates an increase in the number of employees in the next fiscal quarter of approximately 20 people due to the acquisition of Gold Phoenix Associates Limited on November 13, 2000.

    The Company intends to generate revenues and earnings through several projects in the Peoples Republic of China, one of which was in operation during the period.

    For the nine months ended October 31, 2000 the Company recorded net equity in earnings from a joint venture in the amount of $221,099. These earnings are from China Changfeng StarBridge Hengxin Corporation Limited ("CCF StarBridge"), a Sino-foreign joint venture between the Company and China Changfeng StarBridge Computer Technology Ltd. (CCSC), a Chinese company. This joint venture commenced on July 24, 2000, after final approval was granted by the Chinese Ministry of Foreign Trade and Economic Cooperation (MOFTEC). The CCF StarBridge joint venture is a network systems integration and applications development business and also the holder of a national ISP license in the Peoples Republic of China. The Company owns 45% of this joint venture.

    On November 13, 2000, the Company acquired all of the outstanding shares of Gold Phoenix Associates Limited ("Gold Phoenix") common stock from the shareholders in exchange for an aggregate of 13,800,000 shares of common stock of the Company. As a result, Gold Phoenix became a wholly owned subsidiary of the Company on this date.

    The sole material asset of Gold Phoenix is a joint venture interest in Ai Wei, a sino-foreign joint venture company in the People's Republic of China ("PRC") which is owned sixty percent (60%) by Gold Phoenix and forty percent (40%) by China Changfeng Aerospace Science & Technology Industry (Group) Corporation, one of the research institutes of the China National Space Administration which is under the control of the State Council of the PRC. Ai Wei was formed to develop a health card registration and management system ("HCRM System") in the PRC for those individuals working in the food industry. The HCRM System is designed to provide a computerized system for the registration and data storage process regarding hygiene standard inspections and other information relating to workers in the food industry utilizing a smart card system consisting of a credit-card size plastic card with an imbedded computer chip.

    The Company intends to enter into other projects in the People's Republic of China, including the development of Internet cafes and Internet portals for hotels.

  Liquidity and Capital Resources

    The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing its common stock. Additional funds were generated by borrowings of approximately $340,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan which Management anticipates finalizing in the next fiscal quarter. Note 3 of the Consolidated Condensed Financial Statements states that the Company may have difficulty in continuing as a going concern if equity and debt financing is not secured.

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

  (a)
  Exhibits required by Item 601 of Regulation S-B

        None

  (aa)
  Reports on Form 8-K

        None.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBRIDGE GLOBAL INC.
Date: December 14, 2000	By:	/s/ DAVID TURIK David Turik Director and President

QuickLinks

STARBRIDGE GLOBAL INC.
PART II. OTHER INFORMATION
SIGNATURES