Form 10KSB
period 2001-01-31
STARBRIDGE GLOBAL INC
filed 2001-05-11
CIK 1083941

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-28645

STARBRIDGE GLOBAL INC.
(Name of Small Business Issuer in Its Charter)

State of Nevada (State or other jurisdiction of incorporation or organization)	94-3346241 (I.R.S. Employer Identification No.)

Suite 2, 25 Prospect Street, Box Hill, Victoria 3128 Australia
(Address of principal executive offices) (Zip Code)

011 61 2 9999 3884
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

    Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The Registrant had no revenues in its most recent fiscal year.

    As of April 24, 2001 there were 39,737,707 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by persons other than officers, directors and 5% shareholders (16,187,707 shares) was approximately $6,636,960 based on the average of the high and low sale prices on that date ($0.41).

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Certain statements in "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology. StarBridge Global Inc. cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

In this report, Fiscal Year 2000 or Fiscal 2000 means the year ended January 31, 2001, and Fiscal Year 1999 or Fiscal 1999 means the year ended January 31, 2000.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

    StarBridge Global Inc. (the "Company" or "StarBridge") aims to be a major, high value network, systems integration and smart card services provider throughout Greater China and South East Asia. The Company was organized as a Nevada corporation on May 31, 1990, under the name Equishare Development Corp. The Company's name was changed to Southland Financial, Inc. on April 24, 1995. On April 3, 2000, the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. ("Cactus"), a Delaware corporation and became the successor issuer to Cactus for reporting purposes under the Securities Exchange Act of 1934. On November 21, 2000, the Company changed its name to StarBridge Global Inc.

Business

    During its fiscal year ended January 31, 2001, the Company focused on positioning itself to take advantage of the anticipated entry by the People's Republic of China ("China") into the World Trade Organization ("WTO") by forming two Sino-foreign joint ventures with one of China's biggest technology groups, China Changfeng Aerospace, Science and Technology Industry (Group) Corporation ("China Changfeng" or "CCF"). The Sino-foreign joint venture companies are CCF StarBridge Hengxin Corporation Limited. ("CCF StarBridge") and Ai Wei Information Technology Corporation Limited ("Ai Wei").

    China's government currently favors opening China's markets to foreign investment and competition and gaining entry into the WTO. An expanding sector of China's economy is dominated by non-industrial entities, such as banks, securities and trading firms, information services and high technology ventures that are virtually free of political influence. Those Chinese working in these areas of the economy are young, urban and affluent. There has been a marked rise of personal wealth and expansion of consumerism in China, including massive new construction of modern multi-family dwellings, condominiums and apartments. All of China seems to be under construction with new airports, new freeway systems and bridges, new high-rise office buildings and hotels to rapidly bring the country into the post-modern world.

    A "joint venture" model has evolved in China as a way for the country to develop economically and efficiently. Basically, a joint venture is formed between a Chinese commission or quasi-government entity and outside operators, manufacturers or other enterprises who introduce management systems and capital into the Chinese market. There are now over four million joint ventures in China.

    This joint venture model has now developed to where the government ministries which formerly operated many enterprises, have adopted arms-length, yet intimate relationships with those enterprises. China is also now allowing fully-owned foreign ventures in some sectors of the economy. The business opportunities in China are vast. However, many foreign entities have experienced difficulties conducting business there. The management of StarBridge has developed important contacts and relationships in order to become a significant, long-term player in China's emerging opportunities.

    In July 2000, the Company formally acquired a 45% interest in CCF StarBridge after receiving final approval from China's Ministry of Trade and Economic Co-operation (MOFTEC). CCF StarBridge was established by China Changfeng and specializes in large-scale systems integration and software development covering computer network projects, premises distribution systems, production monitoring and control systems and security monitoring systems. CCF StarBridge has a significant market share for such management information systems for power generation businesses in the northern region of China. CCF StarBridge has 120 full-time employees and has completed contracts for customers in power generation management, tobacco distribution and travel industries.

    CCF StarBridge has relationships with IBM, DEC, HP, Sun, SGI, Cisco, 3Com, Oracle, Sybase, Lotus, Great Wall Computers and Legend Computers. CCF StarBridge is also the first Lotus authorized training and customer support center in Beijing, the authorized agent of Adobe and the wholesale agent for Oracle.

    The CCF StarBridge joint venture is governed by a five-member board, chaired by Mr. Guoxiang Wang, the President and Chairman of the Board of China Changfeng and two other board members from China Changfeng. Two StarBridge Global board members are the Company's representatives. When the Company is allowed to acquire an additional 5% equity in CCF StarBridge, then another StarBridge member will be added to CCF StarBridge's board.

    The Company is again partnering with China Changfeng following its November 2000 acquisition of 100% of Gold Phoenix Associates Limited ("Gold Phoenix"). Gold Phoenix holds a 60% interest in Ai Wei, with China Changfeng holding the remaining 40%. The Ai Wei joint venture was formed to promote, market and distribute identification smart cards across China for the Ministry of Health.

    In China, every individual engaged in the food or food-related industry (including restaurants, supermarkets, food stores, food processing and manufacturing operations, etc.) must obtain a Health Card by registering with sanitation, anti-epidemic and disease control stations ("health stations") located throughout China and under the direction of the Ministry of Health. Health Ministry statistics indicate that over 240 million people, or 20% of China's population, require a Health Card. The Health Card is purchased by food industry workers from health stations when they have met the pre-determined hygiene standards imposed by the Ministry. The existing registration process is still paper-based and performed manually to a large extent. In addition, the database is not centralized and cannot be shared among the local authorities and the Health Ministry.

    China's Government is implementing automation and computerization of work processes in many different governmental ministries and creating centralized databases to facilitate nationwide policy planning and accelerate decision-making processes. In 1997, the Health Ministry requested proposals for the design and development of an appropriate computerized platform for the Health Card registration process.

    In consultation with the Health Ministry, Ai Wei developed a platform called the Health Card Registration and Management ("HCRM") system. Following successful trials, Ai Wei is currently implementing the HCRM system nationally, including development, testing and installation of the system to all health stations. Ai Wei's relationship with the Health Ministry and the successful development of the HCRM system, which is setting the standard for the automation of the registration process, presents a high barrier of entry for any prospective competitors.

    It is anticipated that the HCRM system will be distributed across the country over the next five years, covering approximately 31 provinces and municipalities. These cards will be distributed directly to the health stations by Ai Wei or through local agents. The total card population is estimated to be 240 million after the system is fully implemented. In addition, the life span of each card is estimated to be three years, thus requiring repurchase of a new card every three years. Recurring revenue is also expected to be derived from cards issued as replacements for those that have been lost or damaged. Ai Wei currently has 18 full time employees.

    The Company is currently dependent on customers based in China. Besides the MOFTEC approval and the limit on its ownership level in CCF StarBridge, the Company is not aware of other specific government approvals or regulations that apply other than those which other companies operating in China are subject to, such as corporations law, taxation law, environmental law, labor laws etc.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company maintains its principal executive office at 25 Prospect Street, Suite 2, Box Hill, Victoria 3128, Australia. A director of the Company provides this office at no cost to the Company.

    In Beijing, Ai Wei leases an office at Block C, No. 18 Chung Yue Commercial Complex, 42 Fu Ching Road, Haidian District, Beijing 10036, China. This premises is occupied pursuant to a short-term lease currently expiring on September 30, 2001, at a monthly rental of $1,700. The Company anticipates renewing this lease or it will seek alternative long-term accommodation. The Company also maintains a representative office at 140 Broadway, Level 46, New York, NY 10005 for approximately $250 per month pursuant to a monthly agreement.

ITEM 3.  LEGAL PROCEEDINGS

    In January 2001, two private investors added Southland Financial, Inc. ("Southland") as defendant in a legal action previously filed in December 1998 against other defendants before the California Superior Court in Los Angeles. The claim alleges fraud and negligent misrepresentation in 1995 by the then directors, officers, employees and affiliated law firms of Southland regarding the financial condition of the then U.S. mortgage business, the status of the license from the U.S. Department of Housing and Urban Development ("HUD") and the proposed use of the investors' funds. Plaintiffs seek damages in the amount of their $251,000 investment and other unspecified damages.

    The current management and board were not involved in the alleged practices and were unaware of this legal action until this past January as the only connection to that period is the 1998 purchase of the corporate shell of Southland, the prior mortgage business. Since the purchase of the corporate shell, the business of the Company has not been involved in either the home mortgage business or with HUD.

    The Company has initiated settlement discussions with plaintiffs, with due regard to the nature of the involvement of the Company relative to the other defendants, to avoid the costs and management time of litigation. However, as with any litigation and because of the early stage of the Company's inclusion in this matter, it is not possible to predict the outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 13, 2000, the holders of not less than a majority of the outstanding shares of Common Stock of the Company, acting pursuant to Nevada Revised Statutes Section 78.320 without the necessity of a formal meeting and by way of a Consent in Lieu of Meeting of the Shareholders (the "Consent"), adopted a corporate resolution which amended the Company's Articles of Incorporation to (1) change the name of the Company from Southland Financial, Inc. to StarBridge Global Inc., and (2) increase the authorized capital of the Company to 200,000,000 Shares of Common Stock, par value $0.001. The shareholders who signed the Consent and who voted unanimously for the resolution held 21,050,000, or 53.4%, of the 39,394,426 shares outstanding at November 13, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the OTC Bulletin Board under the symbol "STBR". On April 24, 2001, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.40 and the Common Stock was held by approximately 464 persons on that date.

    The following table sets forth the high and low closing bid prices for the Common Stock as reported by the OTC Bulletin Board, for each calendar quarter in the fiscal years ended January 31, 2001 and 2000. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2000: Calendar Quarter Ended:
April 30, 2000	$4.969	$1.656
July 31, 2000	2.688	1.000
October 31, 2000	2.800	1.219
January 31, 2001	1.406	0.375
Fiscal 1999: Calendar Quarter Ended:
April 30, 1999	$6.250	$0.688
July 31, 1999	4.438	2.375
October 31, 1999	3.469	0.563
January 31, 2000	3.500	1.188

    No cash dividends have been paid on the capital stock of the Company and no dividends are contemplated by management in the foreseeable future. There are no restrictions on the payment of dividends.

    During the year ended January 31, 2001, the Company issued securities in transactions not requiring registration in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"). On February 1 and August 23, 2000, the Company issued 1,000,000 shares of Common Stock in the aggregate, with a consideration value of $1,734,125 to directors as compensation for services as directors. On February 1, November 8 and November 17, 2000 and January 30, 2001, the Company issued 664,709 shares of Common Stock in the aggregate, with a consideration value of $211,897 to consultants and professional advisers for services rendered.

    On July 24, 2000, the Company acquired 45% of CCF StarBridge in exchange for 2,000,000 shares of Common Stock of the Company. In addition, the Company issued 1,000,000 shares of Common Stock to a third party who provided consultations, introduction and intermediary services in connection with this transaction. On November 13, 2000, the Company acquired all of the outstanding shares of Gold Phoenix Associates Limited in exchange for 13,800,000 shares of the Company's Common Stock.

    All of the Common Stock issued in the transactions described above was issued without registration pursuant to Regulation S under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto under Item 7 below.

    Management believes comparison of the results of operations for the year ended January 31, 2001, to the year ended January 31, 2000, would not be meaningful as the Company is a development-stage company, has sustained substantial operating losses and has sustained negative cash flows since inception.

Plan of Operation

    Since its inception the Company has sustained a net loss of $6,900,368. The net loss for the year ended January 31, 2001, was $4,187,200 mainly attributable to operating expenses of $4,490,007. These operating expenses principally comprise consulting and professional fees, directors' fees and compensation, and salaries and wages, a substantial portion of which were noncash expenses paid by issuing the Company's Common Stock.

    The Company intends to generate revenues and earnings through joint venture projects in China, two of which commenced during the year.

    A Sino-foreign joint venture between the Company and China Beijing CCF StarBridge Computer Technology Co. Ltd., a Chinese company, commenced on July 24, 2000, after final approval was granted by the Chinese Ministry of Foreign Trade and Economic Cooperation (MOFTEC). The joint venture, CCF StarBridge Hengxin Corporation Ltd ("CCF StarBridge") is a network systems integration and applications development business and also the holder of a national ISP license in China. The Company owns 45% of this joint venture. During the period from July 24, 2000 to January 31, 2001, the Company recorded net equity in earnings from this joint venture of $283,046.

    On November 13, 2000, the Company acquired all of the outstanding shares of common stock of Gold Phoenix Associates Limited ("Gold Phoenix") in exchange for an aggregate of 13,800,000 shares of Common Stock of the Company. As a result, Gold Phoenix became a wholly owned subsidiary of the Company.

    The sole material asset of Gold Phoenix is a joint venture interest in Ai Wei Information Technology Corporation Ltd. ("Ai Wei"), a Sino-foreign joint venture company in China that is owned 60% by Gold Phoenix and forty percent (40%) by China Changfeng, one of the research institutes of the China National Space Administration which is under the control of the State Council of China. Ai Wei was formed to develop a health card registration and management system ("HCRM System") in China for those individuals working in the food industry. The HCRM System is designed to provide a computerized system for the registration and data storage process regarding hygiene standard inspections and other information relating to workers in the food industry utilizing a smart card system consisting of a credit-card size plastic card with an imbedded computer chip.

    In the short period since its acquisition to January 31, 2001, Ai Wei and management continued to develop the implementation plan for the rollout of the smart card system. As at January 31, 2001, $25,604 had been received as advanced orders from agents. This amount has been disclosed as unearned revenue. Ai Wei's contribution to consolidated net loss, after taking into account amortization of goodwill, was $175,306 for the period.

    During the next 12 months the Company intends to focus on the implementation of the HCRM system and enter other projects with its joint venture partner China Changfeng, as well as explore business opportunities with other parties. The Company will need to raise funds through the sale of its securities, loans or other financing alternatives as it implements its business plan. The Company anticipates finalizing a financing alternative within the fiscal quarter ending July 31, 2001. The Company does not anticipate any expenses for research and development. The Company expects to purchase computer and related equipment within the next 12 months amounting to several hundred thousand dollars. The Company also anticipates an increase in the number of employees in its Chinese subsidiary, Ai Wei, from 18 employees to approximately 30 employees within the next 12 months.

Liquidity and Capital Resources

    The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing its Common Stock. Additional funds were generated by borrowings of approximately $462,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan which management anticipates finalizing in the fiscal quarter ending July 31, 2001. Note 2 of the Consolidated Financial Statements states that the Company may have difficulty in continuing as a going concern if equity and/or debt financing is not secured.

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

ITEM 7.  FINANCIAL STATEMENTS

    The consolidated financial statements of the Company are set forth below:

Report of Lam, Robinson & Co., Independent Auditors

To the Board of Directors and Stockholders of
StarBridge Global Inc.

    We have audited the accompanying consolidated balance sheet of StarBridge Global Inc. and subsidiaries ("the Company") as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of StarBridge Global Inc. as of January 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the cumulative period from inception (January 14, 1998) through January 31, 2000, were audited by other auditors whose report expressed an unqualified opinion on those statements.

    Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As more fully described in Note 3 to the consolidated financial statements, the results of the non-monetary transactions and the fair value of the Company's carrying value in a foreign joint venture including goodwill and the amount of goodwill arising from the acquisition of a subsidiary were computed by discounting the price of the Company's thinly traded common stock on the date of the respective transaction. Independent valuations of these transactions were not available and given the nature of the Company's thinly traded common stock, the exact fair value of these transactions cannot be ascertained.

    In our opinion, because of the effects of the matters discussed in the preceding paragraph, adjustments, if any, as might have been determined to be necessary had we been able to satisfy ourselves about the fair value of such transactions, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company as of January 31, 2001, and the results of its operations, and its cash flows for the year, in conformity with accounting principles generally accepted in the United States.

Lam, Robinson & Co.

Los Angeles, California

April 20, 2001

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 AND 2000

	2001	2000
ASSETS
CURRENT ASSETS
Cash and equivalents	$9,328	$110,168
Accounts receivable—affiliate	9,597	151,995

Total current assets	18,925	262,163
FURNITURE & EQUIPMENT, Net	17,489	—
SOFTWARE DEVELOPMENT, Net	159,130	—
GOODWILL, Net	8,823,760	—
EQUITY INVESTMENT IN JOINT VENTURE, net	3,748,046	—

TOTAL ASSETS	$12,767,350	$262,163

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$201,138	$5,684
Salaries and consulting fees payable	813,518	—
Directors' fees payable	273,573	—
Unearned revenue	25,604	—
Directors' advances	345,811	—
Loans payable—stockholders	373,532	115,000

Total current liabilities	2,033,176	120,684
LONG TERM LIABILITIES
Salary payable	—	250,000
Notes payable—directors	—	85,647

Total long-term liabilities	—	335,647
MINORITY OWNER'S INTEREST IN SUBSIDARY	78,184	—
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 39,737,707 and 15,489,569 issued and outstanding	39,737	15,490
Additional paid-in capital	20,892,821	2,793,510
Stock subscription receivable	(290,000)	(290,000)
Deferred stock compensation	(3,086,200)	—
Deficit accumulated during the development stage	(6,900,368)	(2,713,168)

Total stockholders' equity (deficiency in assets)	10,655,990	(194,168)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,767,350	$262,163

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JANUARY 31, 2001
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JANUARY 31, 2001

	For the Year Ended January 31, 2001	Inception (January 14, 1998) to January 31, 2001
OPERATING EXPENSES
Amortization & depreciation	123,057	123,057
Consulting fees	380,030	2,080,871
Directors' fees and compensation	2,932,948	2,932,948
Employee benefits	7,468	7,468
Licensing fees and taxes	81,254	81,254
Management fees	—	299,500
Other expenses	16,872	73,574
Organizational expense	—	150,000
Printing and office expenses	22,023	22,023
Professional fees	362,539	430,810
Public relations and advertising	8,000	61,736
Salaries and wages	345,529	595,529
Stock related fees	4,340	43,854
Travel and related expenses	205,947	301,175

Total operating expenses	4,490,007	7,203,799

LOSS FROM OPERATIONS	(4,490,007)	(7,203,799)
OTHER INCOME	2,605	3,229

LOSS BEFORE EQUITY INTERESTS	(4,487,402)	(7,200,570)
Net Equity in earnings of joint venture	283,046	283,046
Minority owner's share of subsidiary's net loss	17,156	17,156
NET LOSS	$(4,187,200)	$(6,900,368)

Weighted Average Number of Common Shares Outstanding	30,539,477	15,452,193

Net loss per share—basic and diluted	$(0.14)	$(0.45)

See Notes To Consolidated Financial Statements

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 2001, 2000, 1999
AND THE PERIOD FROM JANUARY 14, 1998 (REINSTATEMENT) TO JANUARY 31, 1998

	Common Shares	Common Stock	Additional Paid-In Capital	Stock Subscriptions Receivable	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders' Equity
Balance at January 14, 1998	18,050,906	18,051	(18,051)	—		—	—
(reinstatement)
Shares issued in exchange for note receivable	20,000,000	20,000	(5,000)	—		—	15,000
One-for-239 share reverse stock split	(37,891,756)	(37,892)	37,892	—		—	—
Net Loss	—	—	—	—		(505)	(505)

Balance at January 31, 1998	159,150	159	14,841	—	—	(505)	14,495
Stock issued 4/01/98	6,000,000	6,000	144,000	—		—	150,000
Stock issued 10/11/98	51,848	52	18,948	—		—	19,000
Stock issued 1/31/99	6,000,000	6,000	1,594,000	—		—	1,600,000
Stock issued 1/31/99	3,000,000	3,000	747,000	(750,000)		—	—
Net Loss						(1,921,092)	(1,921,092)

Balance at January 31, 1999	15,210,998	15,211	2,518,789	(750,000)	—	(1,921,597)	(137,597)
Stock issued 6/07/99	50,000	50	12,450	—		—	12,500
Stock issued 12/16/99	178,571	179	249,821	—		—	250,000
Stock issued 12/31/99	50,000	50	12,450	—		—	12,500
Cash received on Subscription Receivable:
6/7/1999	—	—	—	50,000		—	50,000
12/31/1999	—	—	—	50,000		—	50,000
1/31/2000	—	—	—	360,000		—	360,000
Net Loss						(791,571)	(791,571)

Balance at January 31, 2000	15,489,569	15,490	2,793,510	(290,000)	—	(2,713,168)	(194,168)
Stock issued 2/01/00	800,000	800	1,649,200				1,650,000
Stock issued 4/03/00	500,000	500	(500)				—
Stock issued 7/24/00	3,000,000	3,000	3,462,000				3,465,000
Stock issued 8/23/00	250,000	250	187,250				187,500
Stock issued 9/26/00	20,000	20	36,180				36,200
Stock issued 10/26/00	5,000,000	5,000	3,695,000		(3,700,000)	—	—
Stock issued 11/08/00	521,428	521	291,479		(292,000)		—
Stock issued 11/10/00	13,429	13	16,773				16,786
Stock issued 11/13/00	13,800,000	13,800	8,611,200				8,625,000
Stock issued 11/17/00	25,000	25	15,600				15,625
Stock issued 1/22/01	250,000	250	109,250		(109,500)		—
Stock issued 1/30/01	68,281	68	25,879				25,947
Amortization of stock compensation:
10/31/00					462,500		462,500
11/08/00					67,200		67,200
1/22/01					23,100		23,100
1/31/01					462,500		462,500
Net Loss						(4,187,200)	(4,187,200)

Balance at January 31, 2001	39,737,707	39,737	20,892,821	(290,000)	(3,086,200)	(6,900,368)	10,655,990

See Notes to Consolidated Financial Statements

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED JANUARY 31, 2001
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JANUARY 31, 2001

	For the Year Ended January 31, 2001	Inception (January 14, 1998) to January 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,187,200)	$(6,900,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Net equity in earnings of joint venture	(283,046)	(283,046)
Minority owner's share of subsidiary's net loss	(17,156)	(17,156)
Depreciation and amortization	123,057	123,057
Stock issued for services and compensation	2,947,358	4,741,358
Changes in operating assets and liabilities:
Accounts receivable—affiliate	142,398	(9,597)
Accounts payable and accrued expenses	195,454	201,138
Unearned income	13,527	13,527
Salaries and consulting fees payable	433,538	683,538
Directors' fees payable	273,573	273,573

Total adjustments	3,828,703	5,726,392

Net cash used in operating activities	(358,497)	(1,173,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furniture and equipment	(9,154)	(9,154)
Software development costs	(72,463)	—
Net cash acquired on acquisition of subsidiary	5,657	5,657

Net cash provided by investing activities	(75,960)	(3,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	725,000
Net borrowings from stockholders	73,453	115,000
Net borrowings from directors	260,164	346,801

Net cash provided by financing activities	333,617	1,186,801

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(100,840)	9,328
CASH AND CASH EQUIVALENTS—BEGINNING	110,168	—

CASH AND CASH EQUIVALENTS—ENDING	$9,328	$9,328

See Notes To Consolidated Financial Statements

STARBRIDGE GLOBAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    StarBridge Global Inc. (the "Company") was organized as a Nevada corporation on May 31, 1990, under the name Equishare Development Corp. On May 31, 1991, the Company was involuntarily dissolved; on July 30, 1992 it was reinstated. The Company was again involuntarily dissolved on May 31, 1994, then reinstated March 13, 1995. As the surviving corporation of a merger with a California corporation, the name was changed to Southland Financial, Inc. on April 24, 1995. On May 31, 1996 the Company was again involuntarily dissolved. On January 14, 1998 the Company was reinstated to a corporation of good standing with the State of Nevada.

    On April 3, 2000, the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. (Cactus), a Delaware corporation, in consideration for 500,000 shares of the Company's Common Stock. Upon effectiveness of the acquisition the Company became the successor issuer to Cactus for reporting purposes, under the Securities Exchange Act of 1934. On November 21, 2000, the Company changed its name to StarBridge Global Inc.

Development Stage Enterprise

    The Company is currently considered to be in the development stage and therefore has adopted the accounting and reporting standards of SFAS 7 "Accounting and Reporting by Development Stage Enterprises".

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

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of StarBridge Global Inc., its wholly-owned subsidiaries Cactus Multimedia I, Inc. and Gold Phoenix Associates Limited and its partly-owned (60%) subsidiary Ai Wei Information Technology Corporation Ltd. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

    Cash and cash equivalents includes cash balances held at a bank and all short term investments with initial maturities of three months or less.

Depreciation and amortization

    Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. At January 31, 2001, accumulated depreciation was $1,364. Capitalized costs of purchased and internally developed software are amortized on the straight-line method over not more than three years. At January 31, 2001, accumulated amortization of software development was $33,333.

Goodwill

    Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Gold Phoenix Associates Limited acquisition. The Company amortizes goodwill over 20 years. Goodwill amortization for the year ended January 31, 2001, was $111,693.

Net Loss Per Share

    The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods after giving effect to a one-for-239 share reverse stock split in January 1998. Outstanding stock equivalents were not considered in the calculation, as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

    Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and other short-term payables. The fair value of these financial instruments approximates their carrying value amount due to their short-term nature.

Investments

    Investments in joint ventures, owned more than 20% but not in excess of 50%, are recorded under the equity method.

Stock-based compensation

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) requires recognition of compensation expense for grants of stock, stock options and other equity instruments based on fair value. If the grants are to employees, companies may elect to disclose only the pro forma effect of such grants on net income and earnings per share in the notes to the financial statements and continue to account for the grants pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected the pro forma disclosure alternative for compensation grants.

Income Tax

    The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes. At January 31, 2001, the Company has net operating loss carryforwards of approximately $6,864,000, which are available to offset future taxable income, if any. These carryforward losses expire in years 2018 through 2020. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

Foreign Currency Translation

    The financial positions and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Revenues and expenses of those operations have been translated into US dollars at average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to a separate component of "Stockholders' equity." During the year ended January 31, 2001, there were no material translation adjustments.

NOTE 2.  GOING CONCERN

    The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses and negative cash flows since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt financing or equity from other sources the Company may have difficulty meeting its current obligations.

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

NOTE 3.  ACQUISITIONS AND INVESTMENTS

    On April 3, 2000, StarBridge Global Inc., (formerly Southland Financial, Inc.) a Nevada corporation, acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. (Cactus) in consideration for 500,000 shares of the Company's Common Stock.

    On July 24, 2000, the Company acquired a 45% interest in a Sino-foreign joint venture, CCF StarBridge Hengxin Corporation Ltd. The amount paid was two million Common Stock shares of the Company. In addition, the Company issued one million shares of Common Stock to a third party who provided consultations, introductions, and intermediary services in connection with this transaction. The total value of this transaction was $3,465,000. The Company accounts for this investment under the equity method. For the period from acquisition to January 31, 2001, the joint venture reported the following results:

Net sales	$9,274,961
Net income	$1,030,551

    StarBridge Global Inc.'s net equity in the earnings of the joint venture for the period from July 24, 2000 to January 31, 2001:

Share of joint venture's net income:	$463,748
Less: Amortization expense for the excess of cost over the underlying net assets of the joint venture	$(180,702)

Net equity in earnings of joint venture	$283,046

    The Company's investment in joint venture includes the unamortized excess of the company's investment over its equity in the joint venture's net assets. This excess was $3,284,298 at January 31, 2001, and is being amortized on a straight-line basis over an estimated economic useful life of 10 years.

    On November 13, 2000, the Company acquired all of the outstanding shares of common stock of Gold Phoenix Associates Limited in exchange for 13,800,000 shares of the Company's common stock for a consideration value of $8,625,000. The purchase price was allocated to the net assets acquired based on their estimated fair values, which resulted in a deficiency in assets of $310,453. The excess of the purchase price over the deficiency in net assets acquired (goodwill) was $8,935,453, which is being amortized on a straight-line basis over 20 years. The acquisition of Gold Phoenix described above was accounted for by the purchase method. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date.

NOTE 4.  LEASE AGREEMENTS

    The Company and its subsidiaries lease office space under short-term leases expiring in September 2001. The future minimum rental payments required for the year ending January 2002, are: $13,600.

    Rent expense during the year was $5,103.

NOTE 5.  RELATED PARTY TRANSACTIONS

    At January 31, 2001, the Company has the following payables owed to directors and stockholders as a result of loans and advances to the Company or its subsidiaries:—$213,744 to David A. Turik; $56,116 to Maurice Fink; $75,727 to Willie Lo; $224 to Robert Talbot-Stern; (collectively Directors' advances); and $258,532 to Yennie Yan and $115,000 to Robert Hogarth (collectively Loans payable—stockholders). As at January 31, 2001, the Company was owed $9,597 from an entity related to a director, Willie Lo.

    The Company has consulting contracts with two members of the Company's Board. Each contract may be terminated at any time by either party giving not less than six months prior written notice. During the fiscal year consultancy fees of $72,000 had been accrued in total.

    During the fiscal year the Company executed Director's Service Agreements with David Turik, Martin Dougherty, Maurice Fink, Willie Lo and Robert Talbot-Stern (collectively the "directors"). The agreements expire in September 2002. Pursuant to the agreements: (1) each director accrues fees at the rate of $75,000 per annum; (2) each director was granted 1,000,000 shares of common stock vesting equally over eight quarters and (3) each director was granted options over 2,000,000 shares of common stock exercisable as follows:

    From October 1, 2000 to and including September 30, 2007, 250,000 shares at $5.00 per share; from January 1, 2001 to and including September 30, 2007, 250,000 shares at $5.75 per share; from April 1, 2001 to and including September 30, 2007, 250,000 shares at $6.61 per share; from July 1, 2001 to and including September 30, 2007, 250,000 shares at $7.60 per share; from October 1, 2001 to and including September 30, 2007, 250,000 shares at $8.75 per share; from January 1, 2002 to and including September 30, 2007, 250,000 shares at $10.06 per share; from April 1, 2002 to and including September 30, 2007, 250,000 shares at $11.57 per share; and from July 1, 2002 to and including September 30, 2007, 250,000 shares at $13.30 per share;

NOTE 6.  STOCKHOLDERS' EQUITY

    In November 2000, the Company increased its authorized capital to 200,000,000 shares of common stock. During the fiscal year ended January 31, 2001, the Company issued 16,800,000 shares of its common stock valued at $12,090,000 for acquisitions and investments; 6,948,138 shares of its common stock valued at $6,033,558, of which $2,947,358 was recognized in the current period, for services provided by directors, consultants and other professional advisers; 521,428 options at exercise prices ranging from $1.00 to $1.25 for services rendered by consultants; and granted 10,000,000 options at exercise prices ranging from $5.00 to $13.30 to certain directors of the Company.

    During the year ended January 31, 2000, the Company issued 278,571 shares of common stock for cash consideration of $275,000; received $460,000 cash in stock subscriptions; and granted 1,000,000 options at exercise prices ranging from $2.50 to $7.50 to an executive officer.

    Set out in the following table is a summary of the Company's stock option activity for the years ended January 31, 2001 and 2000:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 31, 1999	—	—
Granted	1,000,000	$5.25
Exercised, expired or forfeited	—	—

Outstanding at January 31, 2000	1,000,000	$5.25
Granted	10,521,428	$8.21
Exercised, expired or forfeited	—	—

Outstanding at January 31, 2001	11,521,428	$7.95

    The status of outstanding stock options is summarized as of January 31, 2001 as follows:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.00-$ 1.25	521,428	0.50	521,428	$1.13
$2.50-$13.30	11,000,000	6.67	3,500,000	$5.34

	11,521,428		4,021,428

    Weighted average estimated fair values of options granted during the years ended January 31, 2001 and 2000, were $0.20 and $0.19, respectively, using the Black-Scholes option pricing model, with the following assumptions used: risk-free interest rates of 6.10% and 5.21%; no dividend yield or assumed forfeitures; expected lives of 5.0 and 6.0 years; and volatility of 60% and 70%.

    The Company has elected to follow APB 25 and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of stock options that have been awarded was equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense was required to be recognized. Had compensation cost been determined based on the fair value of options at the grant dates consistent with SFAS 123 the Company's net loss would have increased by $857,965 and $193,000 for the years ended January 31, 2001 and 2000, respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Commitments

    Future annual minimum payments under an employment agreement with David Turik are as follows:

Year ended January 31, 2002	$350,000

Litigation

    In January 2001, two private investors added Southland Financial Inc. ("Southland") as defendant in a legal action previously filed in 1998 against other defendants before the California Superior Court in Los Angeles. The claim alleges fraud and negligent misrepresentation in 1995 by the then directors, officers, employees and affiliated law firms of Southland regarding the financial condition of the then U.S. mortgage business, the status of the license from the U.S. Department of Housing and Urban

Development ("HUD") and the proposed use of the investors' funds. Plaintiffs seek damages in the amount of their $251,000 investment and other unspecified damages.

    The Company has initiated settlement discussions with plaintiffs, with due regard to the nature of the Company's involvement relative to the other defendants, to avoid the costs of litigation. Because of the early stage of the Company's inclusion in this matter the outcome of this action is uncertain and accordingly, no amounts have been accrued in these financial statements.

NOTE 8.  SUBSEQUENT EVENTS

    On March 21, 2001, the Company entered into an agreement with David A. Turik that, in exchange for a loan of $500,000 to the Company from Mr. Turik, which is to be obtained from a third party and secured against two million shares of Common Stock beneficially owned by Mr. Turik (the "collateral stock"), the Company will issue three million unregistered shares of Common Stock to Mr. Turik and assume Mr. Turik's obligations under agreements executed between Mr. Turik and the third party. Furthermore, the collateral stock will immediately become the property of the Company when the three million shares are issued to Mr. Turik, and will remain the property of the Company when such shares are no longer held as collateral by the third party. As of April 24, 2001, only $150,000 of the loan amount had been received by Mr. Turik from the third party and advanced to the Company, and the three million shares of Common Stock are yet to be issued to Mr. Turik.

    On April 17, 2001, the Company received the sum of $100,000 from the Chairman of the Board of Directors, Mr. Larry Smith. The Company anticipates executing a Director's Service Agreement and related Non-qualified Stock Option Agreement with Mr. Smith, in which the form and content would be substantially similar to that executed with other non-executive directors, except that Mr. Smith will acquire 1,550,000 shares of Common Stock in exchange for the $100,000 payment and his acceptance as Chairman of the Board.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None. The Company previously disclosed a change in accountants on Form 8-K filed with the Securities and Exchange Commission on January 29, 2001.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth the names and ages of the current directors, executive officers and key employees of the Company and the principal offices and positions with the Company held by each person.

Name	Age	Position
Larry Smith	48	Chairman of the Board and Director
David A. Turik	41	President, Chief Executive Officer and Director
Willie Lo	43	Director, Treasurer and Secretary
Martin Dougherty	58	Director
Maurice Fink	40	Director
Robert Talbot-Stern	59	Director

    Larry Smith was appointed a Director in November 2000, and serves as Chairman of the Board. He is a founding partner of Babcock & Brown, Germany, a branch of the US-based global investment banking group. Mr. Smith, a Chartered Accountant is a corporate adviser and international consultant in structured and project finance. He joined Babcock & Brown's London office in 1995. Mr. Smith has accepted his appointment as Chairman for an initial two-year term.

    David A. Turik was appointed President, Chief Executive Officer and Director of the Company in February 1999. From July 1998 to February 1999, he was a consultant to the Company. From February 1997 to July 1998 he was CEO of Capital Advantage. Prior to this position Mr. Turik was the Business Development Manager at Spectrum Network Systems from November 1995 to February 1997. Mr. Turik has also held other senior executive management positions with Australian publicly listed companies, NetComm Australia Ltd and Telstra Ltd, and AAP Telecommunications Ltd as well as Toronto Stock Exchange listed, TSB International. Mr. Turik has held many private board appointments across a wide range of telecommunications related organizations. Mr. Turik's Director's Service Agreement expires in September 2002 and his current executive agreement expires in January 2002.

    Willie Lo was appointed a director in March 1999 and Treasurer and Secretary in January 2000. Mr. Lo has over 18 years experience in the IT and telecommunications sectors, having held senior technical management positions with Hong Kong Telecom, Telstra Limited and Pracom Pty Ltd. Since January 1995 Mr. Lo has been engaged as a consultant for ComPlus Computers. In addition, from June 1998 to July 1999 he served as the Senior IT Manager for Pracom and from June 1999 to the present has served as the Executive Director for Pacific Communications Research Pty Ltd. Mr. Lo's Director's Service Agreement expires in September 2002.

    Martin Dougherty was appointed a director in March 1999. For the past 17 years Mr. Dougherty has been Chairman of Dougherty Communications, public affairs consultants specializing in strategic public relations, issues management, telecommunications, government and media relations. Mr. Dougherty has also held senior executive positions with the John Fairfax Group and News Limited, in addition to serving as director on the boards of the John Fairfax Group, Australian Associated Press (AAP) and David Syme Pty. Ltd. Mr. Dougherty's Director's Service Agreement expires in September 2002.

    Maurice Fink joined the Board as a director in August 2000. He has held many senior executive positions within and external to the telecommunications industry. Between July 1998 and May 2000 he was the CEO and director of APAC Communications Limited and between 1995 and 1998 was the CEO and director of TFM Australia. Mr. Fink's Director's Service Agreement expires in September 2002.

    Robert Talbot-Stern was appointed a director in March 1999. Since 1987 he has been the President of Talbot-Stern Consulting Group, specializing in legal and management consulting for large corporations in the US, Europe and Australasia. During the 1990's he has served on White House committees for deregulation and competition and for Pacific Rim affairs. He has also been a past adviser to the Federal Reserve Bank's Interest Rate Committee as well as serving as a consultant to the International Trade Commission in Washington, DC. Mr. Talbot-Stern has been Group Counsel for Unisys, from 1984-1986, and held senior legal and management positions, including Assistant General Counsel, at Chrysler Corp from 1973 - 1984. Mr. Talbot-Stern's Director's Service Agreement expires in September 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based on the Company's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company believes that during its fiscal year ending January 31, 2001, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements, except for 11 reports filed late. Those reports consist of Form 4s filed late by David Turik, Martin Dougherty, Maurice Fink, Willie Lo and Robert Talbot-Stern for changes in beneficial ownership of securities held and Form 3s for Larry Smith, David Turik, Martin Dougherty, Maurice Fink, Willie Lo and Robert Talbot-Stern upon them becoming directors and/or officers of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

    The following Summary Compensation Table table sets forth certain information relating to compensation for services rendered during the years ended January 31, 2001 and 2000, paid to or accrued for David A. Turik, the Company's President and Chief Executive Officer. Disclosure for the year ended January 31, 1999, is not applicable as Mr Turik was appointed to his position in February 1999. There were no other executive officers whose salary and bonus in the year ended January 31, 2001 exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Restricted Stock Award		Securities Underlying Options/SARs(#)
David A. Turik, President & Chief Executive Officer	2000 1999	$ $	300,000 250,000	$740,000	(1)	2,000,000 1,000,000

(1)
Value of 1,000,000 shares issued pursuant to a Director's Service Agreement which vest in equal amounts of 125,000 shares of Common Stock over eight fiscal quarters. As at January 31, 2001, 250,000 shares of Common Stock, with a value of $185,000 had vested.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)		Percent of total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price($/Sh)	Expiration Date
David A. Turik	250,000	(1)	100%	$5.00	9/30/07	(7)
	250,000	(1)		$5.75
	250,000	(1)		$6.61
	250,000	(2)		$7.60
	250,000	(3)		$8.75
	250,000	(4)		$10.06
	250,000	(5)		$11.57
	250,000	(6)		$13.30

(1)
Exercisable as of April 24, 2001, with no performance-based conditions to exercisability.

(2)
Exercisable after July 1, 2001 provided Mr. Turik remains an officer, director, employee or consultant of the Company through that date.

(3)
Exercisable after October 1, 2001 provided Mr. Turik remains an officer, director, employee or consultant of the Company through that date.

(4)
Exercisable after January 1, 2002 provided Mr. Turik remains an officer, director, employee or consultant of the Company through that date.

(5)
Exercisable after April 1, 2002 provided Mr. Turik remains an officer, director, employee or consultant of the Company through that date.

(6)
Exercisable after July 1, 2002 provided Mr. Turik remains an officer, director, employee or consultant of the Company through that date.

(7)
The options expire prior to the expiration date if twelve months have passed from the date Mr. Turik ceased to be an officer, director, employee or consultant of the Company, or in the event of certain dissolutions, liquidations, reorganizations, mergers or consolidations of the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/ SARs At FY-End($) Exercisable/ Unexercisable
David A. Turik	—	—	1,500,000/1,500,000	$0.00/$0.00

Executive Employment Agreement

    Mr. Turik entered into a Director's Service Agreement (the "Agreement") dated October 20, 2000, with the Company for services to be provided as an officer and director of the Company. The Agreement commenced on October 1, 2000 and will terminate on September 30, 2002. It may be renewed by mutual agreement between Mr. Turik and the Company on terms to be negotiated at such time.

    The Agreement provided for a restricted stock award of 1,000,000 shares of Common Stock together with the grant of options for 2,000,000 shares of Common Stock as described in the above tables.

    The Agreement also recognized certain benefits under a prior agreement contemplated by a letter of offer to Mr. Turik dated June 16, 1998 for the position of President and Chief Executive Officer of the Company, which became effective from February 1, 1999. This included salary payable of $250,000 in the first year, $300,000 in the second year and $350,000 in the third year. In addition, Mr. Turik was granted fully vested stock options to purchase 200,000 shares at $2.50 per share, 500,000 shares at $5.00 per share and 300,000 shares at $7.50 per share.

Details of Directors' Compensation

    During the year Martin Dougherty, Willie Lo, Maurice Fink, and Robert Talbot-Stern each entered into a Director's Service Agreement (the "Agreement") dated October 20, 2000, with the Company for services to be provided as a member of the Company's Board of Directors. Each Agreement commenced on October 1, 2000 and will terminate on September 30, 2002. It may be renewed by mutual agreement between the Director and the Company on terms to be negotiated at such time.

    Pursuant to the Agreement, a Director shall be compensated at an accrued annual rate of $75,000 for services to be provided as a member of the Company's Board of Directors. The accrued fees shall only be payable if the Company has sufficient cash flow such that the funds are freely available to the Company. In further consideration for each Director's performance of his obligations, the Agreement provided for a restricted issuance of 1,000,000 shares of the Company's Common Stock, such shares to be held in escrow and subsequently released in eight quarterly installments of 125,000 shares each at the commencement of each quarter beginning October 1, 2000. Should the Director's service be terminated, either voluntarily or otherwise, only those vested shares for the full quarters completed prior to termination shall be issued. In the event of a liquidation, reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation, or the sale of substantially all the assets of the Company or of more than forty per cent of the then outstanding stock of the Company to another corporation or entity, then all shares to which the Director is entitled under the Agreement shall become fully vested.

    In further consideration for the performance of his obligations under the Agreement, each Director was granted an option to purchase 2,000,000 shares of Common Stock, pursuant to a Non-qualified Stock Option Agreement (the "Option Agreement"), exercisable as set forth below:

    From October 1, 2000 to and including September 30, 2007, 250,000 shares at $5.00 per share;

    From January 1, 2001 to and including September 30, 2007, 250,000 shares at $5.75 per share;

    From April 1, 2001 to and including September 30, 2007, 250,000 shares at $6.61 per share;

    From July 1, 2001 to and including September 30, 2007, 250,000 shares at $7.60 per share;

    From October 1, 2001 to and including September 30, 2007, 250,000 shares at $8.75 per share;

    From January 1, 2002 to and including September 30, 2007, 250,000 shares at $10.06 per share;

    From April 1, 2002 to and including September 30, 2007, 250,000 shares at $11.57 per share; and

    From July 1, 2002 to and including September 30, 2007, 250,000 shares at $13.30 per share;

    A director's options will expire on September 30, 2007, or twelve months following the date the director ceases to be an officer, director, employee or consultant of the Company, whichever is earlier.

    Prior to entering into the Agreement, each of the above-named Directors was compensated at an accrued annual rate of $75,000. Furthermore, Larry Smith is also compensated at an accrued annual rate of $75,000.

    During the year Mr. Fink was granted 250,000 shares of Common Stock, with a fair value of $187,500, upon joining the Board of Directors. In addition, the Company has recorded in fiscal 2000 the issue of 250,000 shares of Common Stock to each of Mr. Dougherty, Mr. Lo and Mr. Talbot-Stern, granted in the prior fiscal year for services as directors, but not recorded as such. As a result, the fair value of the stock issued was $1,546,875, which has been brought to account in fiscal 2000.

    The Company executed separate Consultancy Contracts (the "Contracts") with Mr. Fink and Mr. Lo (the "Consultants") effective from November 1, 2000. The Contracts provide for the Consultants to perform duties and services in addition to time already allocated in fulfillment of the Consultants' commitments as non-executive directors of the Company pursuant to separately executed Director's Service Agreements. Consultants shall be compensated $12,000 per calendar month based on 8 days per month at $1,500 per day. Either party giving not less than six months prior written notice may terminate the Contracts at any time. During the current fiscal year consultancy fees of $72,000 have been accrued in total.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number of shares and percentage of the Company's Common Stock beneficially owned as of April 24, 2001, by:

  (i)
  each director and executive officer of the Company;

  (ii)
  all directors and executive officers as a group; and

  (iii)
  to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

    Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. For purposes of the following table, the number of shares and percent of ownership of the Company's outstanding Common Stock that the named person beneficially owned includes shares that such person has the right to acquire within 60 days, upon exercise of options or otherwise. However, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.

	Common Stock
Name and address of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Outstanding
David A. Turik(1)	5,916,667	13.9%
Martin Dougherty(2)	1,750,000	4.3%
Maurice Fink(3)	2,000,000	4.9%
Larry Smith(4)	1,800,000	4.3%
Robert Talbot-Stern(5)	2,000,000	4.9%
Willie Lo(6)	6,600,000	16.3%
All directors and executive officers as a group	20,066,667	42.4%
Michael Yan(7)	5,440,000	13.7%
Yennie Yan(8)	5,440,000	13.7%
China Beijing CCF StarBridge Computer Technology Co. Ltd.(9)	2,000,000	5.0%

(1)
A director and executive officer with a business address of Suite 2, 25 Prospect Street, Box Hill, Victoria 3128, Australia. Includes options to purchase 1,750,000 shares of Common Stock. Does not include 500,000 shares of Common Stock held by the Turik Discretionary Trust, which are held in trust for the benefit of Mr. Turik's children. Also includes certain shares issuable to Mr. Turik in connection with a loan by him to the Company. See Item 12. Certain Relationships and Related Transactions.

(2)
A director with a business address of Suite 2, 25 Prospect Street, Box Hill, Victoria 3128, Australia. Includes options to purchase 750,000 shares of Common Stock.

(3)
A director with a business address of Suite 2, 25 Prospect Street, Box Hill, Victoria 3128, Australia. Includes options to purchase 750,000 shares of Common Stock.

(4)
A director with an address of 4/54 Redcliffe Gardens London SW109HD, UK. Includes 1,550,000 shares of Common Stock to be issued and options to purchase 250,000 shares of Common Stock.

(5)
A director with a business address of Suite 2, 25 Prospect Street, Box Hill, Victoria 3128, Australia. Includes options to purchase 750,000 shares of Common Stock.

(6)
A director with a business address of Suite 2, 25 Prospect Street, Box Hill, Victoria 3128, Australia. Includes options to purchase 750,000 shares of Common Stock.

(7)
A 5% stockholder with a business address of 5 Dai Fu Street, Tai Po Industrial Estate, Tai Po, Hong Kong. Includes 840,000 shares of Common Stock held by Proten (HK) Limited, a company in which the stockholder has a 50% beneficial interest.

(8)
A 5% stockholder with a business address of 1910 Wayson Commercial Building, 28 Connaught Road West, Hong Kong. Includes 840,000 shares of Common Stock held by Proten (HK) Limited, a company in which the stockholder has a 50% beneficial interest.

(9)
A 5% stockholder with a business address of No. 50 Yongding Road, Haidian District, Beijing 100854, China.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except as described below, within the last two years there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was, or is to be, a party in which the amount involved exceeds $60,000 and in which any of the persons named in Item 11 above had, or will have, a direct or indirect material interest other than those compensation arrangements described under Item 10 above.

    On July 24, 2000, the Company acquired 45% of CCF StarBridge Hengxin Corporation Ltd from China Beijing CCF StarBridge Computer Technology Co. Ltd. in exchange for 2,000,000 shares of Common Stock of the Company. In addition, the Company issued 1,000,000 shares of Common Stock to a third party, Proten (HK) Limited, which provided consultations, introduction and intermediary services in connection with this transaction. Yennie Yan and Michael Yan each have a 50% beneficial interest in Proten (HK) Limited.

    On November 13, 2000, pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated October 30, 2000, among StarBridge Global Inc., Gold Phoenix Associates Limited and Yennie Yan, Michael Yan and Willie Lo (collectively the "Shareholders"), the Company acquired all of the outstanding shares of Gold Phoenix common stock from the shareholders in exchange for an aggregate of 13,800,000 shares of Common Stock of the Company. Pursuant to the Stock Purchase Agreement, the Company has agreed that for a period of three years or as long as the Shareholders own in aggregate ten per cent or more of the Company's Common Stock, the Shareholders may designate two individuals for election to the Board. One Shareholder, Mr. Willie Lo, currently serves on the Board. In the event the Shareholders designate an additional individual for election to the Board, it is anticipated that the size of the Board would be increased.

    On March 21, 2001, the Company executed an agreement with David A. Turik that, in exchange for a loan of $500,000 to the Company from Mr. Turik, which is to be obtained from a third party and secured against two million shares of Common Stock beneficially owned by Mr. Turik (the "Collateral Stock"), the Company will issue three million unregistered shares of Common Stock to Mr. Turik and assume Mr. Turik's obligations under agreements executed between Mr. Turik and the third party. Furthermore, the Collateral Stock will immediately become the property of the Company when the three million shares are issued to to Mr. Turik, and will remain the property of the Company when such shares are no longer held as collateral by the third party. As of April 24, 2001, only $150,000 of the loan amount had been received by Mr. Turik from the third party and advanced to the Company, and the three million shares of Common Stock are yet to be issued to Mr. Turik.

    On April 17, 2001, the Company received the sum of $100,000 from the Chairman of the Board of Directors, Larry Smith. The Company anticipates executing a Director's Service Agreement and related Non-qualified Stock Option Agreement with Mr. Smith, in which the form and content would be substantially similar to that executed with the other non-executive directors, except that Mr. Smith will acquire 1,550,000 shares of Common Stock in exchange for the $100,000 payment and his acceptance as Chairman of the Board.

    As at January 31, 2001, outstanding loans and advances to the Company provided by directors, executive officer or any security holder known to the Company to have a beneficial ownership of more than 5% of the Company's Common Stock, were:

David A. Turik	$213,744
Maurice Fink	$56,116
Willie Lo	$75,727
Robert Talbot-Stern	$224
Yennie Yan	$258,532

$604,343

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization among Cactus Multimedia I, Inc., a Delaware corporation and Southland Financial, Inc., a Nevada corporation (incorporated by reference to the Registrant's Form 8-K filed with the Commission on April 5, 2000).
3.1	Articles of Incorporation, as amended.
3.2	Bylaws of Registrant (incorporated by reference to the Registrant's Form S-8 filed with the Commission on January 5, 2001).
10.1	Form of Director's Service Agreement (incorporated by reference to the Registrant's Form S-8 filed with the Commission on January 5, 2001).
10.2	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Form S-8 filed with the Commission on January 5, 2001).
10.3
Stock Purchase Agreement dated October 30, 2000 between Registrant, Gold Phoenix, Willie Lo, Yennie Yan and Michael Yan (incorporated by reference to the Registrant's Form 8-K filed with the Commission on November 28, 2000).
10.4	Director's Service Agreement with David Turik dated October 20, 2000.
10.5	Consultancy Contract with Maurice Fink dated November 24, 2000.
10.6	Consultancy Contract with Willie Lo dated November 24, 2000.
10.7	Agreement with David Turik dated March 21, 2001.
21.1	List of subsidiaries of StarBridge Global Inc.

  (b)
  Reports on Form 8-K

    During the last quarter of the fiscal year ending January 31, 2001, the Company filed on November 28, 2000, a Current Report on Form 8-K reporting the acquisition of 100% of Gold Phoenix Associates Limited, the amendment to the Articles of Incorporation changing the name of the Company from Southland Financial, Inc. to StarBridge Global Inc. and increasing the authorized capital of the Company to 200,000,000 shares of Common Stock, par value $0.001 each. On January 26, 2001, the Company filed an Amended Current Report on Form 8-K/A reporting additional information concerning the acquisition of Gold Phoenix Associates Limited. On January 29, 2001, the Company filed a Current Report on Form 8-K reporting a change in the Company's certifying accountant.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBRIDGE GLOBAL INC.
Date: May 4, 2001	By:	/s/ DAVID A. TURIK David A. Turik President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LARRY SMITH Larry Smith	Chairman of the Board	May 4, 2001
/s/ DAVID A. TURIK David A. Turik	President, Chief Executive Officer and Director	May 4, 2001
/s/ MARTIN DOUGHERTY Martin Dougherty	Director	May 4, 2001
/s/ MAURICE FINK Maurice Fink	Director	May 4, 2001
/s/ WILLIE LO Willie Lo	Treasurer, Secretary and Director	May 4, 2001
/s/ ROBERT TALBOT-STERN Robert Talbot-Stern	Director	May 4, 2001

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization among Cactus Multimedia I, Inc., a Delaware corporation and Southland Financial, Inc., a Nevada corporation (incorporated by reference to the Registrant's Form 8-K filed with the Commission on April 5, 2000).
3.1	Articles of Incorporation, as amended.
3.2	Bylaws of Registrant (incorporated by reference to the Registrant's Form S-8 filed with the Commission on January 5, 2001).
10.1	Form of Director's Service Agreement (incorporated by reference to the Registrant's Form S-8 filed with the Commission on January 5, 2001).
10.2	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Form S-8 filed with the Commission on January 5, 2001).
10.3
Stock Purchase Agreement dated October 30, 2000 between Registrant, Gold Phoenix, Willie Lo, Yennie Yan and Michael Yan (incorporated by reference to the Registrant's Form 8-K filed with the Commission on November 28, 2000).
10.4	Director's Service Agreement with David Turik dated October 20, 2000.
10.5	Consultancy Contract with Maurice Fink dated November 24, 2000.
10.6	Consultancy Contract with Willie Lo dated November 24, 2000.
10.7	Agreement with David Turik dated March 21, 2001.
21.1	List of subsidiaries of StarBridge Global Inc.

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
INDEX
Report of Lam, Robinson & Co., Independent Auditors
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
NOTE 2. GOING CONCERN
NOTE 3. ACQUISITIONS AND INVESTMENTS
NOTE 4. LEASE AGREEMENTS
NOTE 5. RELATED PARTY TRANSACTIONS
NOTE 6. STOCKHOLDERS' EQUITY
NOTE 7. COMMITMENTS AND CONTINGENCIES
NOTE 8. SUBSEQUENT EVENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS