Form 10QSB
period 2001-04-30
STARBRIDGE GLOBAL INC
filed 2001-06-14
CIK 1083941

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-28645

STARBRIDGE GLOBAL INC.
(Name of Small Business Issuer in Its Charter)

State of Nevada (State or other jurisdiction of incorporation or organization)	94-3346241 (I.R.S. Employer Identification No.)

Suite 2, 25 Prospect Street, Box Hill, Victoria 3128, Australia
(Address of principal executive offices) (Zip Code)

011 61 2 9999 3884
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
 None.

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $0.001 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of each of the issuer's classes of common equity:
39,854,565 Shares of Common Stock, $0.001 par value as at June 8, 2001.

Transitional Small Business Disclosure Format (check one):
Yes / /  No /x/

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in "Item 2. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology. StarBridge Global Inc. cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED BALANCE SHEETS
APRIL 30, 2001 AND JANUARY 31, 2001

	April 30, 2001	January 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$29,147	$9,328
Accounts receivable—affiliate	9,597	9,597
Accounts receivable	43,478	—
Other assets—deposits	3,744	—

Total current assets	85,966	18,925
FURNITURE & EQUIPMENT, Net	20,095	17,489
SOFTWARE DEVELOPMENT, Net	149,130	159,130
GOODWILL, Net	8,712,067	8,823,760
EQUITY INVESTMENT IN JOINT VENTURE, net	3,703,221	3,748,046

TOTAL ASSETS	$12,670,479	$12,767,350

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$161,365	$201,138
Salaries and consulting fees payable	1,025,454	813,518
Directors' fees payable	367,323	273,573
Unearned revenue	57,970	25,604
Directors' advances	580,937	345,811
Loans payable—stockholders	432,822	373,532

Total current liabilities	2,625,871	2,033,176
MINORITY OWNER'S INTEREST IN SUBSIDARY	58,982	78,184
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 39,737,707 issued and outstanding	39,737	39,737
Additional paid-in capital	20,892,821	20,892,821
Stock subscription receivable	(290,000)	(290,000)
Deferred stock compensation	(2,525,800)	(3,086,200)
Deficit accumulated during the development stage	(8,131,132)	(6,900,368)

Total stockholders' equity	9,985,626	10,655,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,670,479	$12,767,350

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2001
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2001

	For the three months ended April 30, 2001	Inception (January 14, 1998) to April 30, 2001
	(unaudited)	(unaudited)
SALES REVENUE	13,527	13,527
Less: Cost of sales	2,029	2,029

GROSS PROFIT	11,498	11,498
OPERATING EXPENSES
Amortization & depreciation	128,982	252,039
Consulting fees	227,399	2,308,270
Directors' fees and compensation	556,250	3,489,198
Employee benefits	7,924	15,392
Licensing fees and taxes	—	81,254
Management and partnership fees	3,623	303,123
Other administrative expenses	2,128	75,702
Organizational expense	—	150,000
Printing and office expenses	10,295	32,318
Professional fees	74,041	504,851
Public relations and advertising	—	61,736
Salaries and wages	134,806	730,335
Stock related fees	487	44,341
Travel and related expenses	70,743	371,918

Total operating expenses	1,216,678	8,420,477

LOSS FROM OPERATIONS	(1,205,180)	(8,408,979)
OTHER INCOME	39	3,268

LOSS BEFORE EQUITY INTERESTS	(1,205,141)	(8,405,711)
Net Equity in earnings of joint venture	(44,825)	238,221
Minority owner's share of subsidiary's net loss	19,202	36,358

NET LOSS	$(1,230,764)	$(8,131,132)

Weighted Average Number of Common Shares Outstanding	39,737,707	16,106,242

Net loss per share—basic and diluted	$(0.03)	$(0.50)

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2001
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2001

	For the three months ended April 30, 2001	Inception (January 14, 1998) to April 30, 2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,230,764)	$(8,131,132)

Adjustments to reconcile net loss to net cash used in operating activities:
Net equity in earnings of joint venture	44,825	(238,221)
Minority owner's share of subsidiary's net loss	(19,202)	(36,358)
Depreciation and amortization	128,982	252,039
Stock issued for services and compensation	560,400	5,301,758
Changes in operating assets and liabilities:
Accounts receivable—affiliate	—	(9,597)
Accounts receivable	(43,478)	(43,478)
Other assets—deposits	(3,744)	(3,744)
Accounts payable and accrued expenses	(39,773)	161,365
Unearned income	32,366	45,893
Salaries and consulting fees payable	211,936	895,473
Directors' fees payable	93,750	367,323

Total adjustments	966,062	6,692,453

Net cash used in operating activities	(264,702)	(1,438,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furniture and equipment	(3,856)	(13,010)
Software development costs	(6,039)	(78,502)
Net cash acquired on acquisition of subsidiary	—	5,658

Net cash used in investing activities	(9,895)	(85,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	725,000
Net borrowings from stockholders	59,290	247,743
Net borrowings from directors	235,126	580,937

Net cash provided by financing activities	294,416	1,553,680

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	19,819	29,147
CASH AND CASH EQUIVALENTS—BEGINNING	9,328	—

CASH AND CASH EQUIVALENTS—ENDING	$29,147	$29,147

See accompanying notes—unaudited

STARBRIDGE GLOBAL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

    The financial data at January 31, 2001 is derived from audited financial statements which are included in the Company's Form 10-KSB filed on May 11, 2001 and should be read in conjunction with the audited financial statements and the notes thereto. Information relating to the period from inception (January 14, 1998) to April 30, 2001 included in the consolidated condensed statements of operations and cash flows, has not been reviewed by independent accountants.

NOTE 2.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of StarBridge Global Inc., its wholly-owned subsidiaries, Cactus Multimedia I, Inc. and Gold Phoenix Associates Limited, and its partly-owned (60%) subsidiary Ai Wei Information Technology Corporation Ltd. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

    Cash and cash equivalents includes cash balances held at a bank and all short term investments with initial maturities of three months or less.

Depreciation and amortization

    Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. At April 30, 2001, accumulated depreciation was $2,614. Capitalized costs of purchased and internally developed software are amortized on the straight-line method over not more than three years. At April 30, 2001, accumulated amortization of software development was $49,372.

Goodwill

    Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Gold Phoenix Associates Limited acquisition. The Company amortizes goodwill over 20 years. Goodwill amortization for the three months ended April 30, 2001, was $111,693 and at April 30, 2001 accumulated amortization of goodwill was $223,386.

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

Foreign Currency Translation

    The financial positions and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Revenues and expenses of those operations have been translated into US dollars at average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to a separate component of "Stockholders' equity." During the three months ended April 30, 2001, there were no material translation adjustments.

NOTE 3.  GOING CONCERN

    The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses and negative cash flows since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt financing or equity from other sources, the Company may have difficulty meeting its current obligations.

    Management believes that actions presently being taken, including efforts to sell common stock and secure debt financing, provide the opportunity for the Company to continue as a going concern. In addition, certain stockholders and directors have orally agreed to not pursue collection of amounts due until such time as the Company achieves profitable operations and/or it is deemed by the directors that the Company has sufficient working capital.

NOTE 4.  INVESTMENTS

    The Company has a 45% interest in a Sino-foreign joint venture, CCF StarBridge Hengxin Corporation Ltd. and accounts for this investment under the equity method. For the three months ended April 30, 2001, the joint venture reported the following results:

Net sales	$836,000
Net income	$92,889

    StarBridge Global Inc.'s net equity in the earnings of the joint venture for the three months ended April 30, 2001:

Share of joint venture's net income:	$41,800
Less: Amortization expense for the excess of cost over the underlying net assets of the joint venture	$(86,625)

Net equity in earnings of joint venture	$(44,825)

    The Company's investment in the joint venture includes the unamortized excess of the company's investment over its equity in the joint venture's net assets. This excess was $3,197,673 at April 30, 2001, and is being amortized on a straight-line basis over an estimated economic useful life of 10 years.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Commitments

    Future annual minimum payments under an employment agreement with Mr. David Turik are as follows:

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

NOTE 6.  SUBSEQUENT EVENTS

    On March 21, 2001, the Company entered into an agreement with Mr. David A. Turik that, in exchange for a loan of $500,000 to the Company from Mr. Turik, which amount Mr. Turik is going to borrow from a third party and secure against two million shares of Common Stock beneficially owned by him (the "Collateral Stock"), the Company will issue three million unregistered shares of Common Stock to Mr. Turik and assume Mr. Turik's obligations under agreements executed between Mr. Turik and the third party. Furthermore, the Collateral Stock will immediately become the property of the Company when the three million shares are issued to Mr. Turik, and will remain the property of the Company when such shares are no longer held as collateral by the third party. As of June 8, 2001, only $150,000 of the loan amount had been received by Mr. Turik from the third party and advanced to the Company, and the three million shares of Common Stock are yet to be issued to Mr. Turik.

    On April 17, 2001, the Company received the sum of $100,000 from the Chairman of the Board of Directors, Mr. Larry Smith. In exchange for such payment, the Company anticipates executing a Director's Service Agreement and related Non-qualified Stock Option Agreement with Mr. Smith, in which the form and content would be substantially similar to that executed with other non-executive directors, except that Mr. Smith will acquire 1,550,000 shares of Common Stock and accept the position of Chairman of the Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Management believes comparison of the results of operations for the three-month period ended April 30, 2001 to the three-month period ended April 30, 2000 would not be meaningful as the Company is a development-stage company, has sustained substantial operating losses and has sustained negative cash flows since inception.

Plan of Operation

    Since its inception the Company has sustained a net loss of $8,131,132. The net loss for the three months ended April 30, 2001 was $1,230,764 attributable to operating expenses of $1,216,678. These operating expenses principally comprise consulting and professional fees, directors' fees and compensation, and salaries and wages. A substantial portion of these expenses related to the amortization of deferred stock compensation in the current period, reflecting non-cash expenses for future services paid by Common Stock issued in the prior fiscal year.

    The Company generates revenues and earnings through two joint venture projects in China.

    CCF StarBridge Hengxin Corporation Ltd. ("CCF StarBridge"), a Sino-foreign joint venture 45% owned by the Company and 55% owned by China Beijing CCF StarBridge Computer Technology Co. Ltd., a Chinese company, is a network systems integration and applications development business and also the holder of a national ISP license in China. During the three months ended April 24, 2001, CCF StarBridge recorded sales revenues of $836,000 and net income of $92,889. The Company's share of this net income was $41,800, however, after allowing for $86,625 amortization expense relating to the notional goodwill arising on its investment, the Company recorded a small loss in the net equity in earnings of joint venture for the quarter of $44,825. The Chinese New Year holidays impacted on work orders in the early part of the quarter, resulting in lower sales and net income compared to the previous fiscal quarter ended January 31, 2001.

    The Company also owns 100% of Gold Phoenix Associates Limited. The sole material asset of Gold Phoenix is a joint venture interest in Ai Wei Information Technology Corporation Ltd. ("Ai Wei"), a Sino-foreign joint venture company in China that is owned 60% by Gold Phoenix and 40% by China Changfeng, one of the research institutes of the China National Space Administration which is under the control of the State Council of China. Ai Wei was formed to develop a health card registration and management system ("HCRM System") in China for those individuals working in the food industry. The HCRM System is designed to provide a computerized system for the registration and data storage process regarding hygiene standard inspections and other information relating to workers in the food industry utilizing a smart card system consisting of a credit-card size plastic card with an imbedded computer chip.

    During the quarter ended April 30, 2001, Ai Wei continued to develop the implementation plan for the rollout of the smart card system and sold approximately 7,000 smart cards, generating sales revenue of $13,527. As at April 30, 2001, the Company recorded unearned income of $57,970 representing advance orders from agents for approximately 58,000 smart cards. Ai Wei's contribution to the consolidated net loss for the period, after taking into account amortization of goodwill, was $175,088.

    During the current fiscal year the Company intends to focus on the implementation of the HCRM system and enter other projects with its joint venture partner China Changfeng, as well as explore business opportunities with other parties. The Company will need to raise funds through the sale of its securities, loans or other financing alternatives as it implements its business plan. The Company anticipates finalizing a financing alternative within the fiscal quarter ending July 31, 2001. The Company does not anticipate any expenses for research and development and expects to purchase computer and related equipment within the next 12 months amounting to several hundred thousand dollars. The Company also anticipates an increase in the number of employees in its Chinese subsidiary, Ai Wei, from 18 employees to approximately 30 employees by the end of the fiscal year.

Liquidity and Capital Resources

    The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements in part by issuing its Common Stock. Additional funds were generated by borrowings of approximately $829,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan which management anticipates finalizing in the fiscal quarter ending July 31, 2001. Note 3 of the Consolidated Condensed Financial Statements states that the Company may have difficulty in continuing as a going concern if equity and/or debt financing is not secured.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

    There was no material development in the legal proceedings described in the Company's Form 10-KSB filed with the SEC on May 11, 2001.

ITEM 2.  Changes in Securities and Use of Proceeds

    On January 30, 2001 and May 18, 2001, the Company issued 68,281 and 116,858 shares, respectively, to one of its consultants, Richard A. Pullia, in exchange for his services, pursuant to a Consultancy Contract dated February 1, 2001. The Common Stock issued in the transaction described above was issued without registration pursuant to Regulation S under the Securities Act of 1933, as amended.

ITEM 3.  Defaults Upon Senior Securities

    None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    None.

ITEM 5.  Other Information

    None.

ITEM 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits required by Item 601 of Regulation S-B

    99.1  Consultancy Contract with Richard A Pullia dated February 1, 2001.

  (aa)
  Reports on Form 8-K

    None.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBRIDGE GLOBAL INC.
Date: June 13, 2001	By:	/s/ DAVID TURIK David Turik, Director and President

QuickLinks

TABLE OF CONTENTS
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED CONDENSED BALANCE SHEETS APRIL 30, 2001 AND JANUARY 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO APRIL 30, 2001
STARBRIDGE GLOBAL, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
PART II. OTHER INFORMATION
SIGNATURES