Form 10QSB
period 2001-07-31
STARBRIDGE GLOBAL INC
filed 2001-09-14
CIK 1083941

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

39,854,565 Shares of Common Stock, $0.001 par value as at September 7, 2001.

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

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

JULY 31, 2001 AND JANUARY 31, 2001

	July 31, 2001	January 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$13,540	$9,328
Accounts receivable—affiliate	9,597	9,597
Accounts receivable	43,478	—
Other assets—deposits	3,744	—

Total current assets	70,359	18,925
FURNITURE & EQUIPMENT, Net	19,473	17,489
SOFTWARE DEVELOPMENT, Net	138,626	159,130
GOODWILL, Net	8,600,374	8,823,760
EQUITY INVESTMENT IN JOINT VENTURE, net	3,811,146	3,748,046

TOTAL ASSETS	$12,639,978	$12,767,350

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,852	$201,138
Salaries and consulting fees payable	1,209,756	813,518
Directors' fees payable	461,073	273,573
Unearned revenue	57,970	25,604
Directors' advances	571,476	345,811
Loans payable—stockholders	481,951	373,532

Total current liabilities	2,959,078	2,033,176
MINORITY OWNER'S INTEREST IN SUBSIDIARY	35,463	78,184
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 39,854,565 issued and outstanding	39,854	39,737
Additional paid-in capital	20,919,581	20,892,821
Stock subscription receivable	(290,000)	(290,000)
Deferred stock compensation	(1,962,100)	(3,086,200)
Deficit accumulated during the development stage	(9,061,898)	(6,900,368)

Total stockholders' equity	9,645,437	10,655,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,639,978	$12,767,350

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JULY 31, 2001 AND 2000

	For the three months ended July 31, 2001	For the three months ended July 31, 2000
	(unaudited)	(unaudited)
SALES REVENUE	$—	$—
Less: Cost of sales	—	—

GROSS PROFIT	—	—
OPERATING EXPENSES
Amortization & depreciation	129,485	—
Consulting fees	194,110	—
Directors' fees and compensation	556,250	75,000
Employee benefits	6,174	—
Licensing fees and taxes	—	—
Management and partnership fees	2,415	—
Other administrative expenses	1,680	9,579
Organizational expense	—	—
Printing and office expenses	5,420	9,937
Professional fees	30,312	27,774
Public relations and advertising	—	—
Salaries and wages	137,636	75,000
Stock related fees	492	65
Travel and related expenses	(1,645)	17,078

Total operating expenses	1,062,329	214,433

LOSS FROM OPERATIONS	(1,062,329)	(214,433)
OTHER INCOME	119	1,638

LOSS BEFORE EQUITY INTERESTS	(1,062,210)	(212,795)
Net Equity in earnings of joint venture	107,925	7,017
Minority owner's share of subsidiary's net loss	23,519	—

NET LOSS	$(930,766)	$(205,778)

Weighted Average Number of Common Shares Outstanding	39,831,701	17,017,830

Net loss per share—basic and diluted	$(0.02)	$(0.01)

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JULY 31, 2001 AND 2000

AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JULY 31, 2001

	For the six months ended July 31, 2001	For the six months ended July 31, 2000	Inception (January 14, 1998) to July 31, 2001
	(unaudited)	(unaudited)	(unaudited)
SALES REVENUE	$13,527	$—	$13,527
Less: Cost of sales	2,029	—	2,029

GROSS PROFIT	11,498	—	11,498
OPERATING EXPENSES
Amortization & depreciation	258,467	—	381,524
Consulting fees	421,509	123,172	2,502,380
Directors' fees and compensation	1,112,500	1,696,875	4,045,448
Employee benefits	14,098	—	21,566
Licensing fees and taxes	—	81,082	81,254
Management and partnership fees	6,038	—	305,538
Other administrative expenses	3,808	15,815	77,382
Organizational expense	—	—	150,000
Printing and office expenses	15,715	9,937	37,738
Professional fees	104,353	175,968	535,163
Public relations and advertising	—	8,000	61,736
Salaries and wages	272,442	150,000	867,971
Stock related fees	979	1,805	44,833
Travel and related expenses	69,098	75,138	370,273

Total operating expenses	2,279,007	2,337,792	9,482,806

LOSS FROM OPERATIONS	(2,267,509)	(2,337,792)	(9,471,308)
OTHER INCOME	158	2,107	3,387

LOSS BEFORE EQUITY INTERESTS	(2,267,351)	(2,335,685)	(9,467,921)
Net Equity in earnings of joint venture	63,100	7,017	346,146
Minority owner's share of subsidiary's net loss	42,721	—	59,877

NET LOSS	$(2,161,530)	$(2,328,668)	$(9,061,898)

Weighted Average Number of Common Shares Outstanding	39,785,483	16,695,646	17,793,062

Net loss per share—basic and diluted	$(0.05)	$(0.14)	$(0.51)

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JULY 31, 2001 AND 2000

AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JULY 31, 2001

	For the six months ended July 31, 2001	For the six months ended July 31, 2000	Inception (January 14, 1998) to July 31, 2001
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,161,530)	$(2,328,668)	$(9,061,898)

Adjustments to reconcile net loss to net cash used in operating activities:
Net equity in earnings of joint venture	(63,100)	(7,017)	(346,146)
Minority owner's share of subsidiary's net loss	(42,721)	—	(59,877)
Depreciation and amortization	258,467	—	381,524
Stock issued for services and compensation	1,150,977	1,650,001	5,892,335
Changes in operating assets and liabilities:
Accounts receivable—affiliate	—	117,365	(9,597)
Accounts receivable	(43,478)	—	(43,478)
Other assets—deposits	(3,744)	—	(3,744)
Accounts payable and accrued expenses	(24,286)	78,074	176,852
Unearned income	32,366	—	45,893
Salaries and consulting fees payable	396,238	150,000	1,079,775
Directors' fees payable	187,500	150,000	461,073

Total adjustments	1,848,219	2,138,423	7,574,610

Net cash used in operating activities	(313,311)	(190,245)	(1,487,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furniture and equipment	(4,484)	—	(13,638)
Software development costs	(12,077)	—	(84,540)
Net cash acquired on acquisition of subsidiary	—	—	5,658

Net cash used in investing activities	(16,561)	—	(92,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	725,000
Net borrowings from stockholders	108,419	83,883	296,872
Net borrowings from directors	225,665	150	571,476

Net cash provided by financing activities	334,084	84,033	1,593,348

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,212	(106,212)	13,540
CASH AND CASH EQUIVALENTS—BEGINNING	9,328	110,168	—

CASH AND CASH EQUIVALENTS—ENDING	$13,540	$3,956	$13,540

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for the three and six month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

The financial data at January 31, 2001 is derived from audited financial statements which are included in the Company's Form 10-KSB filed on May 11, 2001 and should be read in conjunction with the audited financial statements and the notes thereto. Information relating to the period from inception (January 14, 1998) to July 31, 2001 included in the consolidated statements of operations and cash flows has not been reviewed by independent accountants.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

StarBridge Global Inc. (the "Company") was organized as a Nevada corporation on May 31, 1990 under the name Equishare Development Corp. On May 31, 1991 the Company was involuntarily dissolved; on July 30, 1992 it was reinstated. The Company was again involuntarily dissolved on May 31, 1994, then reinstated March 13, 1995. As the surviving corporation of a merger with a California corporation, the name was changed to Southland Financial, Inc. on April 24, 1995. On May 31, 1996 the Company was again involuntarily dissolved. On January 14, 1998 the Company was reinstated to a corporation of good standing with the State of Nevada.

On April 3, 2000 the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. ("Cactus"), a Delaware corporation, in consideration for 500,000 shares of the Company's Common Stock. Upon effectiveness of the acquisition the Company became the successor issuer to Cactus for reporting purposes, under the Securities Exchange Act of 1934. On November 21, 2000 the Company changed its name to StarBridge Global Inc.

Development Stage Enterprise

The Company is currently considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

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

Depreciation and amortization

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. At July 31, 2001, accumulated depreciation was $3,864. Capitalized costs of purchased and internally developed software are amortized on the straight-line method over not more than three years. At July 31, 2001, accumulated amortization of software development was $65,914.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Gold Phoenix Associates Limited acquisition. The Company amortizes goodwill over 20 years. Goodwill amortization for the three month and six month periods ended July 31, 2001 was $111,693 and $223,386, respectively, and at July 31, 2001 accumulated amortization of goodwill was $335,079.

Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods after giving effect to a 1-for-239 share reverse stock split in January 1998. Outstanding stock equivalents were not considered in the calculation, as their effect would have been anti-dilutive.

Investments

Investments in joint ventures, owned more than 20% but not in excess of 50%, are recorded under the equity method.

Foreign Currency Translation

The financial positions and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Revenues and expenses of those operations have been translated into US dollars at average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to a separate component of "Stockholders' equity." During the six months ended July 31, 2001, there were no material translation adjustments.

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

NOTE 4. INVESTMENTS

The Company has a 45% interest in a Sino-foreign joint venture, CCF StarBridge Hengxin Corporation Ltd. and accounts for this investment under the equity method. For the six months ended July 31, 2001, the joint venture reported the following results:

Net sales	$4,727,000
Net income	$525,222

StarBridge Global Inc.'s net equity in the earnings of the joint venture for the six months ended July 31, 2001:

Share of joint venture's net income:	$236,350
Less: Amortization expense for the excess of cost over the underlying net assets of the joint venture	$(173,250)

Net equity in earnings of joint venture	$63,100

The Company's investment in the joint venture includes the unamortized excess of the company's investment over its equity in the joint venture's net assets. This excess was $3,111,048 at July 31, 2001, and is being amortized on a straight-line basis over an estimated economic useful life of 10 years.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments:

Future annual minimum payments under an employment agreement with Mr. David Turik are as follows:

Year ended January 31, 2002	$350,000

Litigation:

In January 2001, two private investors added Southland Financial Inc. ("Southland") as defendant in a legal action previously filed in 1998 before the California Superior Court in Los Angeles. The claim alleges fraud and negligent misrepresentation in 1995 by the then directors, officers, employees and affiliated law firms of Southland regarding the financial condition of the then U.S. mortgage business, the status of the license from the U.S. Department of Housing and Urban Development and the proposed use of the investors' funds. Plaintiffs seek damages in the amount of their $251,000 investment and other unspecified damages.

The Company has initiated settlement discussions with plaintiffs, with due regard to the nature of the Company's involvement relative to the other defendants, to avoid the costs of litigation. Because of the early stage of the Company's inclusion in this matter the outcome of this action is uncertain and accordingly, no amounts have been accrued in these financial statements.

NOTE 6. SUBSEQUENT EVENTS

On March 21, 2001, the Company entered into an agreement with Mr. David A. Turik that, in exchange for a loan of $500,000 to the Company from Mr. Turik, which amount Mr. Turik is going to borrow from a third party and secure against two million shares of Common Stock beneficially owned by him (the "Collateral Stock"), the Company will issue three million unregistered shares of Common Stock to Mr. Turik and assume Mr. Turik's obligations under agreements executed between Mr. Turik and the third party. Furthermore, the Collateral Stock will immediately become the property of the Company when the three million shares are issued to Mr. Turik, and will remain the property of the Company when such shares are no longer held as collateral by the third party. As of September 7, 2001, only $150,000 of the loan amount had been received by Mr. Turik from the third party and advanced to the Company, and the three million shares of Common Stock are yet to be issued to Mr. Turik.

On April 17, 2001, the Company received the sum of $100,000 from the Chairman of the Board of Directors, Mr. Larry Smith. In exchange for such payment, the Company anticipates executing a Director's Service Agreement and related Non-qualified Stock Option Agreement with Mr. Smith, in form and content substantially similar to those agreements executed with other non-executive directors, except that Mr. Smith will acquire 1,550,000 shares of Common Stock and accept the position of Chairman of the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management believes comparison of the results of operations for the six month period ended July 31, 2001 to the six month period ended July 31, 2000 would not be meaningful as the Company is a development-stage company, has sustained substantial operating losses and has sustained negative cash flows since inception.

Plan of Operation

Since its inception the Company has sustained a net loss of $9,061,898. The net loss for the six months ended July 31, 2001 was $2,161,530 attributable to operating expenses of $2,279,007. These operating expenses principally comprise consulting and professional fees, directors' fees and compensation, and salaries and wages. A substantial portion of these expenses related to the amortization of deferred stock compensation in the current period, reflecting non-cash expenses for future services paid in Common Stock issued in the prior fiscal year.

The Company generates revenues and earnings through two joint venture projects in China.

CCF StarBridge Hengxin Corporation Ltd. ("CCF StarBridge"), a Sino-foreign joint venture 45% owned by the Company and 55% owned by China Beijing CCF StarBridge Computer Technology Co. Ltd., a Chinese company, is a network systems integration and applications development business and also the holder of a national ISP license in China. During the six months ended July 31, 2001, CCF StarBridge recorded sales revenues of $4,727,000 and net income of $525,222. The Company's share of this net income was $236,350, however, after allowing for $173,250 amortization expense relating to the notional goodwill arising on its investment, the Company recorded net equity in earnings from the joint venture in the amount of $63,100. The Chinese New Year holidays impacted on work orders in the early part of the six month period, resulting in lower sales and net income compared to the previous six month period ended January 31, 2001.

The Company also owns 100% of Gold Phoenix Associates Limited. The sole material asset of Gold Phoenix is a joint venture interest in Ai Wei Information Technology Corporation Ltd. ("Ai Wei"), a Sino-foreign joint venture company in China that is owned 60% by Gold Phoenix and 40% by China Changfeng, one of the research institutes of the China National Space Administration which is under the control of the State Council of China. Ai Wei was formed to develop a health card registration and management system ("HCRM System") in China for individuals working in the food industry. The HCRM System is designed to provide a computerized system for the registration and data storage process regarding hygiene standard inspections and other information relating to workers in the food industry utilizing a smartcard system consisting of a credit-card size plastic card with an imbedded computer chip.

During the six months ended July 31, 2001 Ai Wei continued to develop the implementation plan for the rollout of the smart card system and sold approximately 7,000 smart cards, generating sales revenue of $13,527 in the first quarter. In addition, Ai Wei recorded unearned income of $57,970 representing advance orders from agents for approximately 58,000 smartcards, and has appointed agents in Xian, Sheungfan, Nanchang and Ningbo.

During the six month period ended July 31, 2001 the Chinese Ministry of Health initiated a national review of China's Anti-epidemic and Sanitation Stations ("Health Stations") with the aim of increasing the efficiency of the Health Stations through further automation of their operations. Accordingly, the local agents, in conjunction with Ai Wei, agreed to reduce the implementation of the HCRM system and smartcard rollout until completion of the Ministry of Health review. The Company anticipates that the review of the Health Stations will be finalized in the months of September and October 2001, at which time implementation of the HCRM system and smartcard rollout will resume. Furthermore, the Company is assessing the costs and benefits of adopting a distribution model of working directly with the Health Stations to implement the HCRM system, in addition to continuing to appoint new agents. The Company anticipates that this plan would assist in accelerating the smartcard rollout program.

For the six months ended July 31, 2001, Ai Wei's contribution to the consolidated net loss, after taking into account amortization of goodwill, was $354,286.

During the remainder of the fiscal year the Company intends to focus on the implementation of the HCRM system and enter into other projects with its joint venture partner China Changfeng, as well as explore business opportunities with other parties. The Company will need to raise funds through the sale of its securities, loans or other financing alternatives as it implements its business plan. The Company anticipates finalizing a financing alternative within the fiscal quarter ending October 31, 2001. The Company does not anticipate any expenses for research and development and expects to purchase computer and related equipment within the next 12 months amounting to several hundred thousand dollars. The Company also anticipates an increase in the number of employees in its Chinese subsidiary, Ai Wei, from 18 employees to approximately 30 employees by the end of the fiscal year.

Liquidity and Capital Resources

The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements in part by issuing its Common Stock. Additional funds were generated by borrowings of approximately $868,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan which management anticipates finalizing in the fiscal quarter ending October 31, 2001. The Company may have difficulty in continuing as a going concern if equity and/or debt financing is not secured. See Note 3 of the Consolidated Financial Statements.

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

ITEM 6. Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBRIDGE GLOBAL INC.

Date: September 12, 2001	By:	/s/ DAVID TURIK David Turik, Director and President

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS JULY 31, 2001 AND JANUARY 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JULY 31, 2001 AND 2000
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JULY 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JULY 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JULY 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO JULY 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II. OTHER INFORMATION
SIGNATURES