Form 10QSB
period 2001-10-31
STARBRIDGE GLOBAL INC
filed 2001-12-21
CIK 1083941

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

      39,854,565 Shares of Common Stock, $0.001 par value as at December 11, 2001.

    Transitional Small Business Disclosure Format (check one):

       Yes / /  No /x/

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Certain statements in "Item 2. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or use of negative or other variations or comparable terminology. StarBridge Global Inc. cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2001 AND JANUARY 31, 2001

ASSETS	October 31, 2001	January 31, 2001
	(unaudited)
CURRENT ASSETS
Cash and equivalents	$11,950	$9,328
Accounts receivable—affiliate	9,597	9,597
Accounts receivable	43,478	—
Other assets—deposits	4,952	—

Total current assets	69,977	18,925
FURNITURE & EQUIPMENT, Net	21,924	17,489
SOFTWARE DEVELOPMENT, Net	127,620	159,130
GOODWILL, Net	8,488,680	8,823,760
EQUITY INVESTMENT IN JOINT VENTURE, net	3,881,471	3,748,046

TOTAL ASSETS	$12,589,672	$12,767,350

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$187,605	$201,138
Salaries and consulting fees payable	1,371,043	813,518
Directors' fees payable	554,823	273,573
Unearned revenue	57,971	25,604
Directors' advances	556,476	345,811
Loans payable—stockholders	542,010	373,532

Total current liabilities	3,269,928	2,033,176
MINORITY OWNER'S INTEREST IN SUBSIDIARY	8,500	78,184
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 39,854,565 issued and outstanding	39,854	39,737
Additional paid-in capital	20,919,581	20,892,821
Stock subscription receivable	(290,000)	(290,000)
Deferred stock compensation	(1,398,400)	(3,086,200)
Deficit accumulated during the development stage	(9,959,792)	(6,900,368)

Total stockholders' equity	9,311,243	10,655,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,589,672	$12,767,350

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED
OCTOBER 31, 2001 AND OCTOBER 31, 2000, AND THE PERIOD FROM INCEPTION
(JANUARY 14, 1998) TO OCTOBER 31, 2001

	For the three months ended Oct 31, 2001	For the three months ended Oct 31, 2000	For the nine months ended Oct 31, 2001	For the nine months ended Oct 31, 2000	Inception (January 14, 1998) to Oct 31, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES REVENUE	—		13,527		13,527
Less: Cost of sales	—		2,029		2,029

GROSS PROFIT	—		11,498		11,498
OPERATING EXPENSES
Amortization & depreciation	129,988		388,455		511,512
Consulting fees	147,721	36,200	569,230	159,372	2,650,101
Directors' fees and compensation	556,250	686,073	1,668,750	2,382,948	4,601,698
Employee benefits	7,549		21,647		29,115
Licensing fees and taxes	464		464	81,082	81,718
Management and partnership fees	2,415		8,453		307,953
Other administrative expenses	1,183	2,054	4,991	18,979	78,565
Organizational expense	—				150,000
Printing and office expenses	10,240	1,475	25,955	11,412	47,978
Professional fees	12,510	60,895	116,863	236,863	547,673
Public relations and advertising	79		79	8,000	61,815
Salaries and wages	132,953	75,000	405,395	225,000	1,000,924
Stock related fees	375	1,831	1,354	3,636	45,208
Travel and related expenses	(6,522)	54,579	62,576	128,606	363,751

Total operating expenses	995,205	918,107	3,274,212	3,255,898	10,478,011

LOSS FROM OPERATIONS	(995,205)	(918,107)	(3,262,714)	(3,255,898)	(10,466,513)
OTHER INCOME	23	10	181	2,116	3,410

LOSS BEFORE EQUITY INTERESTS	(995,182)	(918,107)	(3,262,533)	(3,253,782)	(10,463,103)
Net Equity in earnings of joint venture	70,325	214,082	133,425	221,099	416,471
Minority owner's share of subsidiary's net loss	26,963		69,684		86,840

NET LOSS	$(897,894)	(704,015)	(2,161,530)	(3,032,683)	$(9,959,792)

Weighted Average Number of Common Shares Outstanding	39,854,565	20,265,577	39,808,764	17,921,254	17,793,062

Net loss per share—basic and diluted	$(0.02)	(0.03)	$(0.05)	$(0.17)	$(0.51)

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000
AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO OCTOBER 31, 2001

	For the nine months ended October 31, 2001	For the nine months ended October 31, 2000	Inception (January 14, 1998) to October 31, 2001
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,059,424)	(3,032,683)	$(9,959,792)

Adjustments to reconcile net loss to net cash used in operating activities:
Net equity in earnings of joint venture	(133,425)	(300,499)	(416,471)
Minority owner's share of subsidiary's net loss	(69,684)		(86,840)
Depreciation and amortization	388,455	79,400	511,512
Stock issued for services and compensation	1,714,679	2,336,201	6,456,035
Changes in operating assets and liabilities:
Accounts receivable—affiliate	—		(9,597)
Accounts receivable	(43,478)	142,882	(43,478)
Other assets—deposits	(4,951)		(4,951)
Accounts payable and accrued expenses	(13,533)	116,823	187,605
Unearned income	32,366		45,893
Salaries and consulting fees payable	557,525	225,000	1,241,062
Directors' fees payable	281,250	186,073	554,823

Total adjustments	2,709,204	2,785,880	8,435,595

Net cash used in operating activities	(350,220)	(246,803)	(1,524,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office furniture and equipment	(8,185)		(17,339)
Software development costs	(18,116)		(90,579)
Net cash acquired on acquisition of subsidiary	—		5,658

Net cash used in investing activities	(26,301)		(102,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—		725,000
Net borrowings from stockholders	168,478	115,000	356,931
Net borrowings from directors	210,665	25,560	556,476

Net cash provided by financing activities	379,143	140,560	1,638,407

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,622	(106,243)	11,950
CASH AND CASH EQUIVALENTS—BEGINNING	9,328	110,168	—

CASH AND CASH EQUIVALENTS—ENDING	$11,950	3,925	$11,950

See accompanying notes—unaudited

STARBRIDGE GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for the three and nine month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

    The financial data at January 31, 2001 is derived from audited financial statements which are included in the Company's Form 10-KSB filed on May 11, 2001 and should be read in conjunction with the audited financial statements and the notes thereto. Information relating to the period from inception (January 14, 1998 to October 31, 2001) included in the consolidated statements of operations and cash flows have not been reviewed by independent accountants.

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

    On April 3, 2000 the Company acquired all the outstanding shares of common stock of Cactus Multimedia I, Inc. (Cactus), a Delaware corporation, in consideration for 500,000 shares of the Company's Common Stock. Upon effectiveness of the acquisition the Company became the successor issuer to Cactus for reporting purposes under the Securities Exchange Act of 1934. On November 21, 2000 the Company changed its name to StarBridge Global Inc.

Development Stage Enterprise

    The Company is currently considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

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

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of StarBridge Global Inc., its wholly owned subsidiaries, Cactus Multimedia I, Inc. and Gold Phoenix Associates Limited, and its partly owned (60%) subsidiary Ai Wei Information Technology Corporation Ltd. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

    Cash and cash equivalents includes cash balances held at a bank and all short term investments with initial maturities of three months or less.

Depreciation and amortization

    Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. At October 31, 2001, accumulated depreciation was $5,114. Capitalized costs of purchased and internally developed software are amortized on the straight-line method over not more than three years. At October 31, 2001, accumulated amortization of software development was $82,958.

Goodwill

    Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Gold Phoenix Associates Limited acquisition. The Company amortizes goodwill over 20 years. Goodwill amortization for the three month and nine month periods ended October 31, 2001, was $111,693 and $335,079, respectively, and at October 31, 2001, accumulated amortization of goodwill was $446,772.

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

Foreign Currency Translation

    The financial positions and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Revenues and expenses of those operations have been translated into US dollars at average exchange rates during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to a separate component of "Stockholders' equity." During the nine months ended October 31, 2001, there were no material translation adjustments.

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

NOTE 4.  INVESTMENTS

    The Company has a 45% interest in a Sino-foreign joint venture, CCF StarBridge Hengxin Corporation Ltd. and accounts for this investment under the equity method. For the nine months ended October 31, 2001, the joint venture reported the following results:

Net sales	$7,866,000
Net income	$874,000

    StarBridge Global Inc.'s net equity in the earnings of the joint venture for the nine months ended October 31, 2001:

Share of joint venture's net income:	$393,300
Less: Amortization expense for the excess of cost over the underlying net assets of the joint venture	$(259,875)

Net equity in earnings of joint venture	$133,425

    The Company's investment in the joint venture includes the unamortized excess of the company's investment over its equity in the joint venture's net assets. This excess was $3,024,423 at October 31, 2001, and is being amortized on a straight-line basis over an estimated economic useful life of 10 years.

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

    The Company initiated settlement discussions with plaintiffs, with due regard to the nature of the Company's involvement relative to the other defendants, to avoid the costs of litigation. Because plaintiffs have not responded to the Company, the outcome of this action is uncertain and accordingly, no amounts have been accrued in these financial statements.

NOTE 6.  SUBSEQUENT EVENTS

    On March 21, 2001, the Company entered into an agreement with Mr. David A. Turik that, in exchange for a loan of $500,000 to the Company from Mr. Turik, which amount Mr. Turik is going to borrow from a third party and secure against two million shares of Common Stock beneficially owned by him (the "Collateral Stock"), the Company will issue three million unregistered shares of Common Stock to Mr. Turik and assume Mr. Turik's obligations under agreements executed between Mr. Turik and the third party. Furthermore, the Collateral Stock will immediately become the property of the Company when the three million shares are issued to Mr. Turik, and will remain the property of the Company when such shares are no longer held as collateral by the third party. As of December 10, 2001, only $150,000 of the loan amount had been received by Mr. Turik from the third party and advanced to the Company, and the three million shares of Common Stock are yet to be issued to Mr. Turik.

    On April 17, 2001, the Company received the sum of $100,000 from the Chairman of the Board of Directors, Mr. Larry Smith. In exchange for such payment, the Company anticipates executing a Director's Service Agreement and related Non-qualified Stock Option Agreement with Mr. Smith, in form and content substantially similar to that executed with other non-executive directors, except that Mr. Smith will acquire 1,550,000 shares of Common Stock and accept the position of Chairman of the Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Management believes comparison of the results of operations for the nine month period ended October 31, 2001 to the nine month period ended October 31, 2000 would not be meaningful as the Company is a development-stage company, has sustained substantial operating losses and has sustained negative cash flows since inception.

Plan of Operation

    Since its inception the Company has sustained a net loss of $9,959,792. The net loss for the nine months ended October 31, 2001 was $3,059,424 attributable to operating expenses of $3,274,212. These operating expenses principally comprise consulting and professional fees, directors' fees and compensation, and salaries and wages. A substantial portion of these expenses related to the amortization of deferred stock compensation in the current period, reflecting non-cash expenses for future services paid by Common Stock issued in the prior fiscal year.

    The Company generates revenues and earnings through two joint venture projects in China.

    CCF StarBridge Hengxin Corporation Ltd. ("CCF StarBridge"), a Sino-foreign joint venture 45% owned by the Company and 55% owned by China Beijing CCF StarBridge Computer Technology Co. Ltd., a Chinese company, is a network systems integration and applications development business and also the holder of a national ISP license in China. During the nine months ended October 31, 2001, CCF StarBridge recorded sales revenues of $7,866,000 and net income of $874,000. The Company's share of this net income was $393,300, however, after allowing for $259,875 amortization expense relating to the notional goodwill arising on its investment, the Company recorded net equity in earnings from the joint venture in the amount of $133,425.

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

    During the nine months ended October 31, 2001, Ai Wei continued to develop the implementation plan for the rollout of the smart card system and sold approximately 7,000 smart cards, generating sales revenue of $13,527 in the first quarter. In addition, Ai Wei recorded unearned income of $57,970 representing advance orders from agents for approximately 58,000 smartcards, and has appointed agents in Xian, Sheungfan, Nanchang and Ningbo.

    During the nine month period the Chinese Ministry of Health initiated a national review of the country's Anti-epidemic and Sanitation Stations ("Health Stations") with the aim of increasing the efficiency of the Health Stations through further automation of their operations. Accordingly, the local agents, in conjunction with Ai Wei, agreed to reduce the implementation of the HCRM system and smartcard rollout until completion of the review. The review of the Health Stations has been extended into the current quarter. When the review is complete, the implementation of the HCRM system and smart card roll-out will resume. Furthermore, the Company is assessing the costs and benefits of adopting a distribution model of working directly with the Health Stations to implement the HCRM system, in addition to continuing to appoint new agents. The Company anticipates that this plan would assist in accelerating the smartcard rollout program.

    During the current fiscal year the Company intends to focus on the implementation of the HCRM system and enter other projects with its joint venture partner China Changfeng, as well as explore business opportunities with other parties. The Company will need to raise funds through the sale of its securities, loans or other financing alternatives as it implements its business plan. The Company anticipates finalizing a financing alternative before the end of the fiscal year. The Company does not anticipate any expenses for research and development and expects to purchase computer and related equipment within the next 12 months amounting to several hundred thousand dollars. The Company also anticipates an increase in the number of employees in its Chinese subsidiary, Ai Wei, from 18 employees to approximately 30 employees by the end of the fiscal year.

Liquidity and Capital Resources

    The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements in part by issuing its Common Stock. Additional funds were generated by borrowings of approximately $868,000 from stockholders and directors. The Company is seeking additional funding to facilitate its business plan which management anticipates finalizing in the fiscal quarter ending April 30, 2002. See Note 3 of the Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

    There was no material development in the legal proceedings described in the Company's Form 10-QSB filed with the SEC on June 14, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K

      None.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBRIDGE GLOBAL INC.
Date: December 21, 2001	By:	/s/ DAVID A. TURIK David A. Turik, Director and President

QuickLinks

TABLE OF CONTENTS
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2001 AND JANUARY 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000, AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO OCTOBER 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000 AND THE PERIOD FROM INCEPTION (JANUARY 14, 1998) TO OCTOBER 31, 2001
STARBRIDGE GLOBAL INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES